Form 10QSB
period 2007-12-31
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2008-02-11
CIK 1422949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-148493
______________

CLINICAL TRIALS OF THE AMERICAS, INC.
 (Exact name of small business issuer as specified in its charter)
______________

NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Walford Way Cary, North Carolina	27519
(Address of principal executive offices)	(Zip Code)

(919) 414-1458
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 7, 2008, 6,437,500 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2007 (UNAUDITED) AND BALANCE SHEET AS OF SEPTEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED).

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED).

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$97,469	$39,100

Total Assets	$97,469	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,214	$11,100
Total Liabilities	1,214	11,100

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,240,000
issued and outstanding, respectively	644	624
Additional paid-in capital	145,706	124,676
Stock subscription receivable	-	(85,000)
Deficit accumulated during the development stage	(50,095)	(12,300)

Total Stockholders' Equity	96,255	28,000

Total Liabilities and Stockholders' Equity	$97,469	$39,100

See accompanying notes to condensed financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended	For the period from August 14, 2007
	December 31, 2007	(inception) to December 31, 2007
Operating Expenses
Professional fees	$32,275	$43,375
General and administrative	5,520	6,720
Total Operating Expenses	37,795	50,095

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(37,795)	(50,095)

Provision for Income Taxes	-	-

NET LOSS	$(37,795)	$(50,095)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	6,420,435	6,051,871

See accompanying notes to condensed financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to December 31, 2007
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Net loss for the period ended December 30, 2007	-	-	-	-	-	(37,795)	-	(37,795)

Balance, for the period ended December 31, 2007	-	-	6,437,500	644	145,706	(50,095)	-	96,255

See accompanying notes to condensed financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

		For the Period
	For the	From August 14, 2007
	Three Months Ended	(Inception) to
	December 31 ,2007	December 31, 2007
Cash Flows Used In Operating Activities:
Net Loss	$(37,795)	$(50,095)
Adjustments to reconcile net loss to net cash provided by operations
Common stock issued for services	-	500
In-kind contribution of services	1,300	2,000
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(9,886)	1,214
Net Cash Used In Operating Activities	(46,381)	(46,381)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	104,750	143,850
Net Cash Provided by Financing Activities	104,750	143,850

Net Increase in Cash	58,369	97,469

Cash at Beginning of Period	39,100	-

Cash at End of Period	$97,469	$97,469

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2007 there were no common share equivalents outstanding.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the period ended December 31, 2007 the Company issued 197,500 shares of common stock for $19,750 ($0.10/sh).

For the period ended, December 31, 2007 the Company collected 85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the year ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/sh).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(B) In-Kind Contribution

As of December 31, 2007 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 4).

For the year ended December 31, 2007 a shareholder of the Company contributed cash of $100 (See Note 4).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

NOTE 3	COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 4	RELATED PARTY TRANSACTIONS

As of December 31, 2007 the shareholder of the Company contributed services having a fair value of $1,300 (See Note 2).

For the year ended September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 2).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 2).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $50,095 and negative cash flows from operations of $46,381 for the period from August 14, 2007 (inception) to December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.       Management’s Discussion and Analysis or Plan of Operation

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

Clinical Trials of the Americas, Inc. was incorporated in Nevada in August 2007 provide clinical trial investigator services to pharmaceutical companies throughout the Americas. Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceuticals in dedicated sites throughout the Americas. Initially, we intend to introduce our services in Central America. This is being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  The Company will sell its services to Pharmaceutical, Biotech and medical Device companies that are primarily US based.

We are establishing business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source, package and offer our services to their clients. May pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the client’s total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

We have not begun operations.

1.             As we raised more than $124,000 in our private placement, we believe we can begin to implement our plan to provide clinical trial services throughout the Americas.

2.             All business functions will be coordinated and managed by the two founders of the Company, including marketing, finance and operations. As we raised more than $143,000 through our private placement, we intend to hire a part-time employee to facilitate with the acquisition of contracts and assist in targeted marketing implementation. The time commitment of the position will depend upon the aggressiveness of our product launch, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

3.             We intend to launch a targeted marketing campaign focusing on trade show participation, media promotions and public relations. We intend to support these marketing efforts through the development of high quality printed marketing materials and an attractive and informative trade and consumer website, wwwclinicaltrialsofamerica.com. We expect the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting and inventory management software.

4.             Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate revenues from our marketing activities and targeted media approach.

In summary, we should be generating sales revenues from our initial launch within 150 days of completing our private placement, which concluded October 2007, up to a maximum of 210 days. If we are unable to generate sufficient contracts or generate significant interest for our clinical trial services, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

The Company did not have any operating income from inception through December 31, 2007. For the quarter ended December 31, 2007, the registrant recognized a net loss of $37,795 and for the period from inception through December 31, 2007, the registrant recognized a net less of $50,095. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of December 31, 2007 we had $97,469 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $50,095 and negative cash flows from operations of $46,381 for the period from August 14, 2007 (inception) to December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports of Form 8-K.

     (a)        Reports on Form 8-K and Form 8K-A

                  None

     (b)        Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of John Cline pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of John Cline to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference filed with Form SB-2 on January 7, 2008 (SEC file no. 333-148493)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Clinical Trials of the Americas, Inc.

By:	/s/John Cline
John Cline President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated:	February 7, 2008