Form 10-Q
period 2008-03-31
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2008-05-16
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CLINICAL TRIALS OF THE AMERICAS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-148493
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

210 Walford Way, Cary, North Carolina 27519
 (Address of Principal Executive Offices)
 _______________

     (919) 414-1458
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No *

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 15, 2008:  6,437,500 shares of Common Stock.

CLINICAL TRIALS OF THE AMERICAS, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
  (A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CLINICAL TRIALS OF THE AMERICAS, INC.
  (A Development Stage Company)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND BALANCE SHEET AS OF SEPTEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$52,753	$39,100
Prepaid Expenses	9,167	-
Total Current Assets	61,920	39,100

Property and Equipment, net	4,828	-

Total Assets	$66,748	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$5,684	$11,100
Total Liabilities	5,684	11,100

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,240,000
issued and outstanding, respectively	644	624
Additional paid-in capital	147,006	124,676
Stock subscription receivable	-	(85,000)
Deficit accumulated during the development stage	(86,586)	(12,300)

Total Stockholders' Equity	61,064	28,000

Total Liabilities and Stockholders' Equity	$66,748	$39,100

See accompanying notes to condensed financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the period from August 14, 2007
	March 31, 2008	March 31, 2008	(inception) to March 31,2008
Operating Expenses
Professional fees	$33,688	$65,963	$77,063
General and administrative	2,803	8,323	9,523
Total Operating Expenses	36,491	74,286	86,586

Loss from Operations	(36,491)	(74,286)	(86,586)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(36,491)	(74,286)	(86,586)

Provision for Income Taxes	-	-	-

NET LOSS	$(36,491)	$(74,286)	$(86,586)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period -Basic and Diluted	6,437,500	6,428,921	6,204,446

See accompanying notes to condensed financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to March 31, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	-	-	-	-	-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for six month ended March 31, 2008	-	-	-	-	-	(74,286)	-	(74,286)

Balance, for the period ended March 31, 2008	-	$-	6,437,500	$644	$147,006	$(86,586)	-	$61,064

See accompanying notes to condensed financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Period From August 14, 2007
	March 31, 2008	(Inception) to March 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(74,286)	$(86,586)
Adjustments to reconcile net loss to net cash provided by operations
Common stock issued for services	-	500
In-kind contribution of services	2,600	3,300
Depreciation expense	80	80
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,167)	(9,167)
Decrease in accounts payable and accrued expenses	(5,416)	5,684
Net Cash Used In Operating Activities	(86,189)	(86,189)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,908)	(4,908)
Net Cash Used In Investing Activities	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	19,750	143,850
Cash collected from subscription receivable	85,000	-
Net Cash Provided by Financing Activities	104,750	143,850

Net Increase in Cash	13,653	52,753

Cash at Beginning of Period	39,100	-

Cash at End of Period	$52,753	$52,753

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2008 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2008 there were no common share equivalents outstanding.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October and November 2007, the Company issued 197,500 shares of common stock for $19,750 ($0.10/sh).

During October 2007, the Company collected $85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the year ended September 30, 2007, the Company issued 390,000 shares of common stock for $39,000 ($0.10/sh).

(B) In-Kind Contribution

As of March 31, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $700 (See Note 4).

For the year ended September 30, 2007, a shareholder of the Company contributed cash of $100 (See Note 4).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

NOTE 3	COMMITMENTS

On October 12, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 4	RELATED PARTY TRANSACTIONS

As of March 31, 2008, the shareholder of the Company contributed services having a fair value of $2,600 (See Note 2).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

For the year ended September 30, 2007, the Company received $100 from a principal stockholder.  Proceeds have been recorded as an in-kind contribution (See Note 2).

For the year ended September 30, 2007, the shareholder of the Company contributed services having a fair value of $700 (See Note 2).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $86,586 for the period from August 14, 2007 (inception) to March 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We are establishing business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source, package and offer our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the client’s total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

We have not begun operations.

1.             As we raised more than $124,000 in our private placement, we believe we can begin to implement our plan to provide clinical trial services throughout the Americas.

2.             All business functions will be coordinated and managed by the two founders of the Company, including marketing, finance and operations. As we raised more than $124,000 through our private placement, we intend to hire a part-time employee to facilitate with the acquisition of contracts and assist in targeted marketing implementation. The time commitment of the position will depend upon the aggressiveness of our product launch, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

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

Results of Operations

The Company did not have any operating income from inception through March 31, 2008. For the quarter ended March 31, 2008, the Company recognized a net loss of $36,491 and for the period from inception through March 31, 2008, the Company recognized a net loss of $86,586.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office

Capital Resources and Liquidity

As of March 31, 2008, we had $52,753 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $86,586 and negative cash flows from operations of $86,189 for the period from August 14, 2007 (inception) to March 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect SFAS 157 will have on their financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.   The Company is currently evaluating the effect SFAS 157 will have on their financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: May 15, 2008	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors