Form 10-Q
period 2008-06-30
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2008-08-06
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 4, 2008:  6,437,500 shares of Common Stock.

CLINICAL TRIALS OF THE AMERICAS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND SEPTEMBER 30, 2007.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	September 30, 2007
	(Unaudited)
Current Assets
Cash	$19,481	$39,100
Prepaid Expenses	10,892	-
Total Current Assets	30,373	39,100

Property and Equipment, net	4,584	-

Total Assets	$34,957	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$285	$11,100
Total Liabilities	285	11,100

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,240,000
issued and outstanding, respectively	644	624
Additional paid-in capital	148,306	124,676
Stock subscription receivable	-	(85,000)
Deficit accumulated during the development stage	(114,278)	(12,300)

Total Stockholders' Equity	34,672	28,000

Total Liabilities and Stockholders' Equity	$34,957	$39,100

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended	For the period from August 14, 2007(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
Operating Expenses
Professional fees	$22,076	$88,039	$99,139
General and administrative	5,617	13,939	$15,139
Total Operating Expenses	27,693	101,978	114,278

Loss from Operations	(27,693)	(101,978)	(114,278)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(27,693)	(101,978)	(114,278)

Provision for Income Taxes	-	-	-

NET LOSS	$(27,693)	$(101,978)	$(114,278)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period -Basic and Diluted	6,437,500	6,431,770

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to June 30, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

Net loss for nine months ended June 30, 2008	-	-	-	-	-	(101,978)	-	(101,978)

Balance, for the period ended June 30, 2008	-	-	6,437,500	644	148,306	(114,278)	-	34,672

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Period From August 14, 2007(Inception) to
	June 30, 2008	June 30, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(101,978)	$(114,278)
Adjustments to reconcile net loss to net cash provided by operations
Common stock issued for services	-	500
In-kind contribution of services	3,900	4,600
Depreciation expense	324	324
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,892)	(10,892)
Decrease in accounts payable and accrued expenses	(10,815)	285
Net Cash Used In Operating Activities	(119,461)	(119,461)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,908)	(4,908)
Net Cash Used In Investing Activities	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	19,750	58,850
Collection of subscription receivable	85,000	85,000
Net Cash Provided by Financing Activities	104,750	143,850

Net Increase (Decrease) in Cash	(19,619)	19,481

Cash at Beginning of Period	39,100	-

Cash at End of Period	$19,481	$19,481

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2008 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2008 there were no common share equivalents outstanding.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

(F) Income Taxes

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

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Recent Accounting Pronouncements

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

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 PROPERTY AND EQUIPMENT

At June 30, 2008 property and equipment is as follows:

2008

Computer Equipment	$4,908
Less accumulated depreciation	(324)

$4,584

Depreciation expense for the nine months ended June 30, 2008 was $324.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October and November 2007 the Company issued 197,500 shares of common stock for $19,750 ($0.10/sh).

During October 2007, the Company collected 85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the year ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/sh).

(B) In-Kind Contribution

For the nine months ended June 30, 2008 a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 4).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 4).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

NOTE 4 COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 5 RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2008 the shareholder of the Company contributed services having a fair value of $3,900 (See Note 2).

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 2).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 2).

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $114,278  and negative cash flows from operations of $119,461 from inception..  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceuticals in dedicated sites throughout the Americas. Initially, we intend to introduce our services in Central America. This is being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  We  will sell our services to Pharmaceutical, Biotech and Medical Device companies that are primarily US based.  Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.

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

In summary, we expected to begin generating sales revenues from our initial launch within 150 days of completing our private placement, which concluded in October 2007.  To date we have not commenced generating revenues but we anticipate that we will generate revenues by the end of the year. If we are unable to generate sufficient contracts or generate significant interest for our clinical trial services, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

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

Results of Operations

We  did not have any operating income from inception through June 30, 2008. For the quarter ended June 30, 2008, we recognized a net loss of $27,693 and for the period from inception through June 30, 2008 we recognized a net loss of $114,278.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of June 30, 2008, we had $19,481 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $114,278 and negative cash flows from operations of $119,461 for the period from August 14, 2007 (inception) to June 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  Our ability  to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors

None

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

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: August 4, 2008	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors