Form 10-K
period 2008-09-30
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2008-12-31
CIK 1422949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148493

CLINICAL TRIALS OF THE AMERICAS, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Walford Way Cary, North Carolina	27519
(Address of principal executive offices)	(Zip Code)

(919) 414-1458
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended September 30, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 31, 2008 was: 6,437,500

Transitional Small Business Disclosure Format:    Yes  ☐  No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Clinical Trials of the Americas, Inc. was incorporated in Nevada in August 2007 provide clinical trial investigator services to pharmaceutical companies throughout the Americas. Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.  Our fiscal year end is September 30.

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceutical companies in dedicated sites throughout the Americas. Initially, we intend to introduce our services in Central America. This is being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  The Company will sell its services to Pharmaceutical, Biotech and medical Device companies that are primarily US based.

We are establishing business relationships with preferred contract research organizations that will source, package and our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the clients total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

Currently, we lack sufficient capital to take advantage of opportunities to implement our business model.

Services

We will offer high-quality dedicated research services for pharmaceutical companies who are doing clinical trials to gain FDA approval for new drugs or a currently marketed drug that the company is applying to the FDA for a different indication.

One of the key features of the dedicated model is the blending of good business practices with good research practices, efficiency and productivity with scholarship and research discipline.  Physicians and others who own and run these centers are frequently:

▪     Transplanted academic faculty,

▪     “Key Opinion Leaders” (KOLs are key customers of the pharmaceutical industry who are sought after to provide advice to the industry and medical education to the medical community), and

▪     Possess specialized skills and credentials to conduct clinical trials.

One of the most notable strengths of the dedicated research center model is the singularity of purpose. These centers solely exist to conduct clinical research. There are no students or patients. To be successful, dedicated research centers cannot rely on other activities for income. Our livelihood is made by conducting clinical research alone.

Industry Trends

Trends Affecting the Drug Discovery and Development Industry

We believe that there are four trends that are affecting the drug discovery and development services industry:

1.        Rapid Technological Change and Increased Data

Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today have historically targeted no more than an estimated 500 human gene products.  With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped.  Tapping these targets will require more state-of-the-art technology and greater expertise.  The more rapidly pharmaceutical research companies adopt advanced technology and expertise, the more rapidly treatment drugs will be introduced to the market.

2.        Government-Sponsored Drug R&D

Government agencies continue to be a significant source of funding for new drug and vaccine research and development.  The total budget of the National Institutes of Health, for the fiscal year 2007 was an estimated $31 billion, representing a near 10% CAGR since 1998. The full year 2008 NIH budget estimate is approximately $34 billion and includes significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes.  As a result, drug research and development service providers and contractors, including clinical sites, should continue to benefit from government-sponsored research and development initiatives

3.        Increase in Potential New Drug Candidates

A recent increase in potential new drug candidates has caused a bottleneck in the drug development industry, notably in the early stages of drug development.  A large number of pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue all of the potential new drug candidates in a timely and economical fashion.  The ability of the pharmaceutical and biotechnology companies to find qualified drug discovery and development service companies to assist them in the early stage drug development process will result in a cost-effective, innovative, and rapid means of developing new drugs.

4.        Biotechnology Industry Growth

Over the past decade, the U.S. biotechnology industry has grown rapidly.  This industry is generating significant numbers of new drug candidates that will require development and regulatory approval.  Biotechnology firms do not have the staff nor the expertise to conduct clinical trials on their own, so they rely on outside services.  Continued growth in this industry will have a significant direct impact on growth in the overall clinical trial industry.

Market

Drug Development Process

The drug development process is often an expensive and lengthy process, averaging over nine years or more and costing an estimated half a billion dollars from preclinical studies through FDA approval.

The first stage in the development process is preclinical testing, which averages around 18 months but can take as long as three years to complete.  This stage involves testing on animals to help establish potential in pharmacologic use and boundaries for safe use on testing of human subjects.  If data from the preclinical trials supports testing in human subjects, then the sponsor files an Investigational New Drug (IND) application with the FDA to request permission to begin clinical trials.

Clinical trials can be classified into four phases, although in reality the phases overlap and trials in one phase are often conducted simultaneously with trials in other phases.

Phase I:    First Stage of Testing in Humans

Phase II:  Dose-Finding and Safety Studies

Phase III: Expanded Large-Scale Safety and Efficacy Studies

Phase IV: Post-Marketing Studies

PHASE I:

Phase I consists of the evaluation of clinical pharmacology and toxicity.  Highlights of Phase I are:

·	Conducted to establish how a drug is absorbed, distributed, metabolized and eliminated from the body.
·	Conducted to determine the appropriate dose range with regard to safety.
·	Conducted in a limited number of healthy volunteer, typically around 20-80 patients.
·	Usually takes between nine and 18 months to complete.

PHASE II:

Phase II involves the initial evaluation of the trial drug for safety and treatment effect.  Highlights of Phase II are:

·	Conducted in a relatively limited number of patients (between 100 and 300) who have the disease or condition to be treated.
·	Focuses on dose-response, dosing schedule, or other issues related to preliminary safety and efficacy.
·	Usually takes anywhere from one to three years to complete.

If studies show that the new drug is safe and useful, testing may proceed to Phase III trials.

PHASE III:

Phase III studies are used for large scale treatment evaluation, and this phase of a study often produces much of the information eventually used for package labeling and the package insert. Highlights of Phase III are:

·	Conducted in larger (several hundred to several thousand) and more diverse patient groups for whom the drug is ultimately intended.
·	Makes comparisons between the new treatment and standard therapy or placebo.
·	Establishes safety and efficacy features of the drug.
·	Usually takes between two and five years to complete.

PHASE IV:

Phase IV includes post-marketing studies.  Once a drug treatment has been marketed, additional information may be collected by performing Phase IV trials.  These trials may be conducted to provide additional information such as:

·	Testing new doses.
·	Exploring new indicators.
·	Documenting impact on morbidity and mortality.
·	Evaluating patient subgroups (minorities, women, or children)

MARKETING

We will market ourselves through direct contact and sales with pharmaceutical, biotech and medical device companies. We will also market ourselves to CRO’s whom we believe can be a major channel of distribution for the company. Based on the founder’s background we believe that their previous work in the clinical trial area will be an opportunity on which we can capitalize. We will also develop a website, www.clinicaltrialsoftheamericas.com,to help promote sales and reach out to consumers.

We believe our most effective marketing tool will be face-to-face discussions where our business development people can engage in a consultative sales process with their client base. We will focus heavily on this strategy. Our CRO partners are quite comfortable packaging dedicated and non-dedicated clinical research site to meet the needs of their clients. We will be developing sales presentations and collateral material to support this multi level approach.

PUBLIC RELATIONS

In addition to our direct and channel-focused tactics, we will use traditional public relations to raise awareness and create demand among target customers. Our public relations strategy is designed to build company awareness with a limited cash outlay.

·             Product Kit. We will develop a sales kit that contains information about the Company, its services, key differentiators with our model and contact information. The kit will also include recent press releases, endorsements and awards.

·             Paid Product Placements. Where appropriate, we will pay to have its services mentioned or placed in the print and/or web-based publications of select publications. For example, Advanastar publishes a monthly magazine called R&D Directions.

·             Key Exhibits. Where advantageous, we will enter pay to set up what is typically a 10x10 booth space at key trade shows and conferences. This has proven to be a highly effective manner to meet and qualify clients. This saves the company on travel and time expense. At select conferences it would not be unusual to meet with over 100 people over a two-day period.

·             Speaking Engagements. We will actively seek to have our management team present at key conferences as a way to build the clinical credibility of the company. Many of these conferences are looking for speakers either as a keynote speaker or to be part of a panel of experts.

                 ·             Media Relations. We will work to establish relations with key reporters and opinion leaders at trade magazines and newsletters focused on the Americas.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office is located at 210 Walford Way, Cary, NC 27519. This location is the home of our president, John Cline, who supplies this office space to us rent free. Our telephone number is 919-414-1458.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “CLLL” since June 11, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of December 31, 2008, we had 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We are establishing business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source and package our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the client’s total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

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

In summary, we expected to begin generating sales revenues from our initial launch within 150 days of completing our private placement, which concluded in October 2007.  To date we have not commenced generating revenues and do not know when we will begin generating revenues.

Due to our inability to obtain adequate financing in our inability to sucessfully implement our business plan, we feel that it is necessary for us to cease operations and actively pursue a potential reverse merger candidate.

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

Results of Operations

We did not have any operating income from inception through September 30, 2008. For the year ended September 30, 2008, we recognized a net loss of $124,665 compared to the period August 14, 2007 (inception) to September 30, 2007 of $12,300 and for the period from inception through September 30, 2008, we recognized a net loss of $136,965.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of September 30, 2008, we had $5,446 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $136,965 and negative cash flows from operations of $133,496 for the period from August 14, 2007 (inception) to September 30, 2008. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007

PAGE	3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008, FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2008, FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Clinical Trials of the Americas, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Clinical Trials of the Americas, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended September 30, 2008 and the period August 14, 2007 (Inception) to September 30, 2007 and the period August 14, 2007 (inception) to September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Clinical Trials of the Americas, Inc. (A Development Stage Company) as of September 30, 2008 and 2007 and the results of its operations and its cash flow for the for year ended September 30, 2008 and the period August 14, 2007 (Inception) to September 30, 2007 and the period August 14, 2007 (inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations and has a net loss since inception of $136,965 and negative cash flows from operations of $133,496 from inception.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 6.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 25, 2008

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2008 and 2007

ASSETS

	2008	2007
Current Assets
Cash	$5,446	$39,100
Other Receivable	233	-
Prepaid Expenses	4,167	-
Total Current Assets	9,846	39,100

Property and Equipment, net	4,337	-

Total Assets	$14,183	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$898	$11,100
Total Liabilities	898	11,100

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,240,000
issued and outstanding, respectively	644	624
Additional paid-in capital	149,606	124,676
Stock subscription receivable	-	(85,000)
Deficit accumulated during the development stage	(136,965)	(12,300)

Total Stockholders' Equity	13,285	28,000

Total Liabilities and Stockholders' Equity	$14,183	$39,100

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Operations

	For the Year	For the Period from August 14, 2007	For the Period from August 14, 2007
	Ended September 30, 2008	(inception) to September 30, 2007	(inception) to September 30, 2008
Operating Expenses
Professional fees	$103,697	$11,100	$114,797
General and administrative	20,968	1,200	22,168
Total Operating Expenses	124,665	12,300	136,965

Loss from Operations	(124,665)	(12,300)	(136,965)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(124,665)	(12,300)	(136,965)

Provision for Income Taxes	-	-	-

NET LOSS	$(124,665)	$(12,300)	$(136,965)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	6,433,210	5,330,426

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to September 30, 2008

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	(124,665)	-	(124,665)

Balance, September 30, 2008	-	$-	6,437,500	$644	$149,606	$(136,965)	$-	$13,285

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Year	For the Period From August 14, 2007	For the Period From August 14, 2007
	Ended September 30, 2008	(Inception) to September 30, 2007	(Inception) to September 30, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(124,665)	$(12,300)	$(136,965)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	500	500
In-kind contribution of services	5,200	700	5,900
Depreciation expense	571	-	571
Changes in operating assets and liabilities:
(Increase) in other receivables	(233)	-	(233)
(Increase) in prepaid expenses	(4,167)	-	(4,167)
Increase (Decrease) in accounts payable and accrued expenses	(10,202)	11,100	898
Net Cash Used In Operating Activities	(133,496)	-	(133,496)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,908)	-	(4,908)
Net Cash Used In Investing Activities	(4,908)	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	104,750	39,100	143,850

Net Cash Provided by Financing Activities	104,750	39,100	143,850

Net Increase (Decrease) in Cash	(33,654)	39,100	5,446

Cash at Beginning of Year/Period	39,100	-	-

Cash at End of Year/Period	$5,446	$39,100	$5,446

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$85,000	$-

See accompanying note to financial statements

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Clinical Trials of the Americas, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Clinical Trials of the Americas, Inc. is a service-based firm that will provide clinical trial instigator services to pharmaceutical companies throughout the Americas.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008 and 2007, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $130,500 available to offset future taxable income through 2028.  The valuation allowance at September 30, 2008 was $49,818.  The net change in the valuation allowance for the period ended September 30, 2008 was an increase of $46,044.

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for other receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2   PROPERTY AND EQUIPMENT

At September 30, 2008 and 2007, property and equipment is as follows:

	2008	2007

Computer Equipment	$4,908	$-
Less accumulated depreciation	(571)	-

	$4,337	$-

Depreciation expense for the year ended September 30, 2008, the period from August 14, 2007 (inception) to September 30, 2007 (inception) and the period from August 14, 2007 (inception) to September 30, 2008 was $571, $0 and $571, respectively.

NOTE 3   STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October and November 2007 the Company issued 197,500 shares of common stock for $19,750 ($0.10/sh).

During October 2007, the Company collected $85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the period ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/sh).

(B) In-Kind Contribution

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 5).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

NOTE 5   RELATED PARTY TRANSACTIONS

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 3).

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 3).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 3).

NOTE 6   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $136,965 and negative cash flows from operations of $133,496 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. P.A, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held

John Cline	50	President/Director
Beverly W. Cline	50	Secretary and Director

John Cline, 50, President.  Mr. Cline has been president, chief executive officer and a member of Etrials' board of directors since March 2000. Mr. Cline was the Vice President of Sales and Marketing of MiniDoc AB, a publicly held Swedish corporation, from September 1997 until December 1999, when he founded and became the president, chief executive officer and a member of the Board of Directors of Expidata, Inc., which was acquired by Etrials in March 2000. Mr. Cline received his BA degree from the University of Georgia

Beverly W. Cline, 50, Secretary.  Beverly W. Cline was a cofounder of Exipidata, which through numerous transactions became Etrials worldwide a NASDAQ Global Market company. Mrs. Cline was instrumental in the planning, developing and execution of the company’s early business plan. She is also active in various investments and business ventures. She holds a Bachelor of Science degree from West Virginia University.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2008 and 2007  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Cline President, Chief Executive Officer and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Beverly Cline, Secretary and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

John Cline 210 Walford Way Cary, NC 27519	2,500,000	38.83%

Beverly W. Cline P.O. Box 250 Middlesex, NC 27557	2,500,000	38.83%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2008 and the period from August 14, 2007 (inception) to September 30, 2008, we were billed approximately $12,881 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2008 and the period from August 14, 2007 (inception) to September 30, 2008.

Tax Fees

For the Company’s fiscal year ended September 30, 2008 and the peiord from August 14, 2007 (inception) to September 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2008 and the period from August 14, 2007 (inception) to September 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                    Code of Ethics

31.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CLINICAL TRIALS OF THE AMERICAS, INC.

By:	/s/John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	December 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cline	President, Chief Executive Officer,	December 31, 2008
John Cline	Chief Financial Officer, Chairman of the Board of Directors