Form 10-Q
period 2008-12-31
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2009-01-30
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of January 30, 2009:  6,437,500 shares of Common Stock.

CLINICAL TRIALS OF THE AMERICAS, INC.

FORM 10-Q

December 31, 2008

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

SIGNATURE

Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2008	September 30, 2008
	(Unaudited)
Current Assets
Cash	$815	$5,446
Other Receivable	233	233
Prepaid Expenses	1,667	4,167
Total Current Assets	2,715	9,846

Property and Equipment, net	4,090	4,337

Total Assets	$6,805	$14,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$3,617	$898
Total Liabilities	3,617	898

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,437,500
issued and outstanding, respectively	644	644
Additional paid-in capital	150,906	149,606
Deficit accumulated during the development stage	(148,362)	(136,965)
Total Stockholders' Equity	3,188	13,285

Total Liabilities and Stockholders' Equity	$6,805	$14,183

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from August 14, 2007 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Operating Expenses
Professional fees	$5,912	$32,275	$120,709
General and administrative	5,485	5,520	27,653
Total Operating Expenses	11,397	37,795	148,362

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,397)	(37,795)	(148,362)

Provision for Income Taxes	-	-	-

NET LOSS	$(11,397)	$(37,795)	$(148,362)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	6,437,500	6,420,435

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to December 31, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	(124,665)	-	(124,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(136,965)	-	13,285

In kind contribution of services					1,300			1,300

Net loss for the period ended December 31, 2008						(11,397)		(11,397)

Balance, December 31, 2008	-	$-	6,437,500	$644	$150,906	$(148,362)	$-	$3,188

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	For the Period From August 14, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(11,397)	$(37,795)	$(148,362)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	1,300	1,300	7,200
Depreciation expense	247	-	818
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	-	-	(233)
(Increase) /Decrease in prepaid expenses	2,500	-	(1,667)
Increase (Decrease) in accounts payable and accrued expenses	2,719	(9,886)	3,617
Net Cash Used In Operating Activities	(4,631)	(46,381)	(138,127)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	104,750	143,850
Net Cash Provided by Financing Activities	-	104,750	143,850

Net Increase (Decrease) in Cash	(4,631)	58,369	815

Cash at Beginning of Year/Period	5,446	39,100	-

Cash at End of Year/Period	$815	$97,469	$815

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

See accompanying notes to condensed unaudited financial statements

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008 and September 30, 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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
AS OF DECEMBER 31, 2008
(UNAUDITED)

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

NOTE 2 PROPERTY AND EQUIPMENT

At December 31, 2008 and September 30, 2008 property and equipment is as follows:

	December 31, 2008	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(818)	(571)

	$4,090	$4,337

Depreciation expense for the period ended December 31, 2008 and 2007 and the period from August 14, 2007 to December 31, 2008 was $247, $0 and $818, respectively.

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October and November 2007, the Company issued 197,500 shares of common stock for $19,750 ($0.10/sh).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

During October 2007, the Company collected 85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the year ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/sh).

(B) In-Kind Contribution

For the period ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 5).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 5).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 5).

NOTE 4 COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008 .

NOTE 5 RELATED PARTY TRANSACTIONS

For the period ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 3(B)).

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 3(B)).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 3(B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 3(C)).

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $148,362 and negative cash flows from operations of $138,127 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Due to our inability to obtain adequate financing in our inability to successfully implement our business plan, we feel that it is necessary for us to cease operations and actively pursue a potential reverse merger candidate.

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

Results of Operations

We did not have any operating income from inception through December 31, 2008. For the quarter ended December 31, 2008, we recognized a net loss of $11,397 and for the period from inception through December 31, 2008 we recognized a net loss of $148,362.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of December 31, 2008, we had $815 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $148,362 and negative cash flows from operations of $138,127 for the period from August 14, 2007 (inception) to December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern. Europa Capital has agreed to fund us, but there are no guarantees.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Recent Accounting Pronouncements

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. John Cline, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Mr. Cline concluded that our disclosure controls and procedures were effective as of December 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: January 30 2009	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors