Form 10-Q
period 2009-03-31
CLINICAL TRIALS OF THE AMERICAS, INC
filed 2009-05-04
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 1, 2009: 6,712,500 shares of common stock.

CLINICAL TRIALS OF THE AMERICAS, INC.

FORM 10-Q

March 31, 2009

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

SIGNATURE

Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	September 30, 2008
	(Unaudited)
Current Assets
Cash	$5,423	$5,446
Other Receivable	-	233
Prepaid Expenses	-	4,167
Total Current Assets	5,423	9,846

Property and Equipment, net	3,847	4,337

Total Assets	$9,270	$14,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$3,630	$898
Total Liabilities	3,630	898

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,612,500 and 6,437,500
issued and outstanding, respectively	661	644
Additional paid-in capital	169,689	149,606
Deficit accumulated during the development stage	(157,210)	(136,965)
Stock subscription receivable	(7,500)	-
Total Stockholders' Equity	5,640	13,285

Total Liabilities and Stockholders' Equity	$9,270	$14,183

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007 (inception) to March 31,
	2009	2008	2009	2008	2009
Operating Expenses
Professional fees	$4,472	$33,688	$10,384	$65,963	$125,181
General and administrative	4,376	2,803	9,861	8,323	32,029
Total Operating Expenses	8,848	36,491	20,245	74,286	157,210

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,848)	(36,491)	(20,245)	(74,286)	(157,210)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(8,848)	$(36,491)	$(20,245)	$(74,286)	$(157,210)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	6,456,111	6,437,500	6,446,703	6,428,921

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from August 14, 2007 (Inception) to March 31, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	(124,665)	-	(124,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(136,965)	-	13,285

Common stock issued for cash ($0.10/ per share)	-	-	175,000	18	17,483	-	(7,500)	10,000

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the period ended March 31, 2009	-	-	-	-	-	(20,245)	-	(20,245)

Balance, March 31, 2009	-	$-	6,612,500	$661	$169,689	$(157,210)	$(7,500)	$5,640

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007 (Inception) to March 31,
	2009	2008	2009
Cash Flows Used In Operating Activities:
Net Loss	$(20,245)	$(74,286)	$(157,210)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	2,600	2,600	8,500
Depreciation expense	490	80	1,061
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	233	-	-
(Increase) /Decrease in prepaid expenses	4,167	(9,167)	-
Increase (Decrease) in accounts payable and accrued expenses	2,732	(5,416)	3,630
Net Cash Used In Operating Activities	(10,023)	(86,189)	(143,519)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(4,908)	(4,908)
Net Cash Used In Investing Activities	-	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	10,000	104,750	153,850
Net Cash Provided by Financing Activities	10,000	104,750	153,850

Net Increase (Decrease) in Cash	(23)	13,653	5,423

Cash at Beginning of Period	5,446	39,100	-

Cash at End of Period	$5,423	$52,753	$5,423

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$7,500	$-	$7,500

See accompanying notes to condensed unaudited financial statements.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	PROPERTY AND EQUIPMENT

At March 31, 2009 and September 30, 2008 property and equipment is as follows:

	March 31, 2009	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(1,061)	(571)

	$3,847	$4,337

Depreciation expense for the period ended March 31, 2009 and 2008 and the period from August 14, 2007 to March 31, 2009 was $490, $80 and $1,061, respectively.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During March 2009, the Company issued 175,000 shares of common stock.  The Company collected $10,000 and recognized a subscription receivable for $7,500 for aggregate consideration of $17,500 ($0.10/sh).  The Company collected the $7,500 subscription receivable in April 2009.

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

(B) In-Kind Contribution

For the six months period ended March 31, 2009 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

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

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS

For the period ended March 31, 2009 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $157,210 and negative cash flows from operations of $143,519 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7	SUBSEQUENT EVENTS

Common Stock Issued for Cash

During April 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/sh).

During the month of April the Company collected $7,500 of subscription receivable (See Note 3(A)).

Letter of Intent

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares.  The terms of the agreement are expected to be completed by July 31, 2009.

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

We have not begun operations and to date we have not been able to commence operations due to a lack of capital.  Due to our inability to obtain adequate financing and our inability to successfully implement our business plan, we believed it was necessary for us to cease operations and actively pursue a potential reverse merger candidate.

Based upon same, on April 6, 2009, we entered into a binding letter of intent with Next Fuel, Inc., a Delaware corporation. Pursuant to the terms of the Letter of Intent, we will commence the negotiation and preparation of a definitive share purchase agreement which shall contain customary representations, warranties and indemnities as agreed upon by us and Next Fuel, whereby we will complete a share purchase transaction on or before July 31, 2009, subject to certain conditions precedent to the closing of the Transaction including the requirement that Next Fuel has updated audited financial statements prior to Closing.  Pursuant to the Letter of Intent, upon the closing of the Transaction, we will issue to Next Fuel a number of shares of common stock equal to approximately 75% of our outstanding shares.

Next Fuel was incorporated in the state of Delaware on June 23, 2008.  The business of Next Fuel focuses on developing hydrogen technology that will offer a revolutionary solution that delivers hydrogen “on demand” or as needed by fuel cells to produce electricity.

In the event, we did not proceed with this transaction, we will attempt to raise funds so commence business operations based on our current business plan. The following would set forth such plan:

1.             As we raise funds we would begin to implement our plan to provide clinical trial services throughout the Americas.

2.             All business functions will be coordinated and managed by our two founders, including marketing, finance and operations. At such time as we have the resources, we intend to hire a part-time employee to facilitate with the acquisition of contracts and assist in targeted marketing implementation. The time commitment of the position will depend upon the aggressiveness of our product launch, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

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

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that we will be successful in the merger set forth above or that the  expansion efforts of our current business described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

We did not have any operating income from inception through March 31, 2009. For the quarter ended March 31, 2009, we recognized a net loss of $8,848 and for the period from inception through March 31, 2009 we recognized a net loss of $157,210.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of March 31, 2009, we had $5,423 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $157,210 and negative cash flows from operations of $143,519 for the period from August 14, 2007 (inception) to March 31, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. As set forth above, on April 6, 2009, we entered into a binding letter of intent with Next Fuel, Inc., a Delaware corporation.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. John Cline, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Mr. Cline concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During March 2009, the Company issued 175,000 shares of common stock.  The Company collected $10,000 and recognized a subscription receivable for $7,500 for aggregate consideration of $17,500 ($0.10/sh).  The Company collected the $7,500 subscription receivable in April 2009.  These shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

A Form 8-K was filed with the SEC on April 6, 2009 for the entry into a binding letter of intent with Next Fuels, Inc. and the appointment of Peter Coker as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: May 1, 2009	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors