Form 10-Q
period 2009-06-30
NEXT FUEL, INC.
filed 2009-08-19
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NEXT FUEL, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-148493
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

210 Walford Way, Cary, North Carolina 27519
 (Address of Principal Executive Offices)
 _______________

     (919) 414-1458
 (Issuer Telephone number)
_______________

CLINICAL TRIALS OF THE AMERICAS, INC.
 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of as of August 19, 2009:  6,712,500 shares of issued common stock and 4,212,500 shares of outstanding common stock.

NEXT FUEL, INC.

FORM 10-Q

June 30, 2009

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

SIGNATURE

Item 1. Financial Information

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008 (Restated).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(Restated)
Current Assets
Cash	$3,966	$26,071
Other Receivable	-	233
Prepaid Expenses	-	4,167
Total Current Assets	3,966	30,471

Property and Equipment, net	3,603	4,337

Total Assets	$7,569	$34,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$670	$898
Advances	285,750	140,625
Total Liabilities	286,420	141,523

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,712,500 and 6,437,500
issued and 4,212,500 and 4,362,231 outstanding, respectively	671	644
Additional paid-in capital	180,979	149,606
Less: Treasury stock; 2,500,000 and 1,075,269, respectively	(93,000)	(40,000)
Deficit accumulated during the development stage	(367,501)	(216,965)
Total Stockholders' Deficiency	(278,851)	(106,715)

Total Liabilities and Stockholders' Deficiency	$7,569	$34,808

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		For the Period from August 14, 2007 (inception) to
	2009	2008	2009	2008	June 30, 2009
Operating Expenses
Professional fees	$47,986	$22,076	$137,270	$88,039	$332,067
General and administrative	3,405	5,617	13,266	13,939	35,434
Total Operating Expenses	51,391	27,693	150,536	101,978	367,501

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(51,391)	(27,693)	(150,536)	(101,978)	(367,501)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(51,391)	$(27,693)	$(150,536)	$(101,978)	$(367,501)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	4,588,135	6,437,500	4,973,464	6,431,770

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc. (f/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Unaudited Statement of Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to June 30, 2009

								Deficit
	Preferred Stock		Common stock		Treasury Stock		Additional	accumulated during		Total Stockholder's
							paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	-	-	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624	-	$-	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	-		19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-		-	-	85,000	85,000

Purchase of treasury stock ($0.04/per share)	-	-	-	-	(1,075,269)	(40,000)	-	-	-	(40,000)

In kind contribution of services	-	-	-	-	-		5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-		-	(204,665)	-	(204,665)

Balance, September 30, 2008 (Restated)	-	-	6,437,500	644	(1,075,269)	(40,000)	149,606	(216,965)	-	(106,715)

Purchase of treasury stock ($0.04/per share)	-	-	-	-	(1,424,731)	(53,000)	-	-	-	(53,000)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	-	-	27,473	-	-	27,500

In kind contribution of services	-	-	-	-	-	-	3,900	-	-	3,900

Net loss for the period ended June 30, 2009	-	-	-	-	-	-	-	(150,536)	-	(150,536)

Balance, June 30, 2009	-	$-	6,712,500	$671	(2,500,000)	$(93,000)	$180,979	$(367,501)	$-	$(278,851)

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc. (f/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,		For the Period From August 14, 2007 (Inception) to
	2009	2008	June 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(150,536)	$(101,978)	$(367,501)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	3,900	3,900	9,800
Depreciation expense	734	324	1,305
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	233	-	-
(Increase) /Decrease in prepaid expenses	4,167	(10,892)	-
Increase (Decrease) in accounts payable and accrued expenses	(228)	(10,815)	670
Net Cash Used In Operating Activities	(141,730)	(119,461)	(355,226)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(4,908)	(4,908)
Net Cash Used In Investing Activities	-	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from Advances	145,125	-	285,750
Proceeds from loan payable	40,000	-	40,000
Repayment of loan payable	(40,000)	-	(40,000)
Purchase of treasury stock	(53,000)	-	(93,000)
Proceeds from issuance of common stock	27,500	104,750	171,350
Net Cash Provided by Financing Activities	119,625	104,750	364,100

Net Increase (Decrease) in Cash	(22,105)	(19,619)	3,966

Cash at Beginning of Period	26,071	39,100	-

Cash at End of Period	$3,966	$19,481	$3,966

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

See accompanying notes to condensed unaudited financial statements

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(I) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 9 for the Company’s disclosure on subsequent events.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2     PROPERTY AND EQUIPMENT

At June 30, 2009 and September 30, 2008 property and equipment is as follows:

	June 30, 2009	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(1,305)	(571)
	$3,603	$4,337

Depreciation expense for the period ended June 30, 2009 and 2008 and the period from August 14, 2007 to June 30, 2009 was $734, $324 and $1,305, respectively.

NOTE 3     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During March and April 2009, the Company issued 275,000 shares of common stock for $27,500 ($0.10/sh).

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

(B) In-Kind Contribution

For the nine months period ended June 30, 2009 a shareholder of the Company contributed services having a fair value of $3,900 (See Note 6).

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 6).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 6).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 6).

(D) Treasury Shares

For the six months ended June 30, 2009, the Company re-purchased 1,424,731 shares of common stock for $53,000 from a related party shareholder. (See Note 6)

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000 from a related party shareholder. (See Note 6)

NOTE 4     ADVANCES/LOAN PAYABLE

The Company received $325,750 of advances and loans to fund operations of which $40,000 has been repaid. The advances were made pursuant to the Letter of Intent (See Note 8). The remaining advance balance at June 30, 2009 is $285,750. The advances are unsecured, non interest bearing and due the earlier of the Transaction Closing Date or September 30, 2009.

NOTE 5     COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 6     RELATED PARTY TRANSACTIONS

For the period ended June 30, 2009 a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

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

From inception, the Company has repurchased 2,500,000 shares of common stock for $93,000 from a related party shareholder (See Note 3D).

NOTE 7     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $367,501 and negative cash flows from operations of $355,226 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8     BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for the total consideration of $300,000.  The terms of the agreement are expected to be completed by September 30, 2009 (See Note 4).

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc.

NOTE 9     SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated the events and transactions for potential recognition or disclosure through August 19, 2009, the date the financial statements were issued.

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

Plan of Operation

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceuticals in dedicated sites throughout the Americas. Initially, we intend to introduce our services in Central America. This was being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  Our plan was to  sell our services to Pharmaceutical, Biotech and Medical Device companies that are primarily US based.  Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.

We intended to  establish business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source and package our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we were doing wasonly a sub segment of the client’s total needs we would be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

To date we have not been able to commence operations due to a lack of capital.  Due to our inability to obtain adequate financing and our inability to successfully implement our business plan, we believed it was necessary for us to cease operations and actively pursue a potential reverse merger candidate.

Based upon same, on April 6, 2009, we entered into a binding letter of intent with Next Fuel, Inc., a Delaware corporation. Pursuant to the terms of the Letter of Intent, we will commence the negotiation and preparation of a definitive share purchase agreement which shall contain customary representations, warranties and indemnities as agreed upon by us and Next Fuel, whereby we agreed to  complete a share purchase transaction on or before July 31, 2009, subject to certain conditions precedent to the closing of the Transaction including the requirement that Next Fuel has updated audited financial statements prior to Closing.  Pursuant to the Letter of Intent, upon the closing of the transaction, we agreed to issue to Next Fuel a number of shares of common stock equal to approximately 75% of our outstanding shares.  On July 31, 2009 we entered into an extension of the letter of intent to September 30, 2009.

Next Fuel was incorporated in the state of Delaware on June 23, 2008.  The business of Next Fuel focuses on developing hydrogen technology that will offer a revolutionary solution that delivers hydrogen “on demand” or as needed by fuel cells to produce electricity.

In the event we did not proceed with this transaction, we will attempt to actively pursue another reverse merger candidate.

Limited Operating History

We have not previously demonstrated that we will be able to commence our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that we will be successful in the merger set forth above or that will be successful.

Results of Operations

We did not have any operating income from inception through June 30, 2009. For the three months ended June 30, 2009, we recognized a net loss of $51,391, for the nine months ended June 30, 2009, we recognized a net loss of $150,536 and for the period from inception through June 30, 2009 we recognized a net loss of $367,501.  Expenses for the quarters were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of June 30, 2009, we had $3,966 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $367,501 and negative cash flows from operations of $355,226 for the period from August 14, 2007 (inception) to June 30, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 9 of the financial statements for the Company’s disclosure on subsequent events.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4T.   Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	The Company does not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded on the financial statements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	We are establishing specific controls related to these matters and will review our conclusions on these controls both internally and with qualified third party accounting experts.
4.	We will adopt new controls on its’ internal and external reporting, and verification procedures. .

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued 100,000 shares of common stock for $10,000 ($0.10/sh).  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2009, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Next Fuel, Inc.  The name change was approved by our board of directors and majority shareholders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

A Form 8-K was filed with the SEC on April 7, 2009 regarding the letter of intent with Next Fuel, Inc., a Delaware Corp.

A Form 8-K was filed with the SEC on June 2, 2009 to show that the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Next Fuel, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: August 19, 2009	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors