Form 10-K/A
period 2008-09-30
NEXT FUEL, INC.
filed 2009-08-21
CIK 1422949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

Revenues for year ended September 30, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 31, 2008 was: 5,362,231

Transitional Small Business Disclosure Format:    Yes  ☐  No ☒

Explanatory Note:

Clinical Trials Of The Americas, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2008 to restate the financials and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part II Item 8	Financial Statements and Supplementary Data (Notes 2-8)
Part III Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Part III Item 13	Certain Relationships And Related Transactions, And Director Independence

Specifically the Company has amended the financial statements and supplementary date in the Form 10-k to properly account for transactions that occurred in an escrow account held by a third party on behalf of the Company.  In addition, Items 12 and 13 have been amended to disclose shares that were cancelled by an affiliate of the Company.

For the convenience of the reader, the Company is re-filing its Form 10-K originally filed on December 31, 2008 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since December 31, 2008.

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

Results of Operations

We did not have any operating income from inception through September 30, 2008. For the year ended September 30, 2008, we recognized a net loss of $ 204,665 compared to the period August 14, 2007 (inception) to September 30, 2007 of $12,300 and for the period from inception through September 30, 2008, we recognized a net loss of $ 216,965 .  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of September 30, 2008, we had $ 26,071 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of 216,965 and negative cash flows from operations of $ 213,496 for the period from August 14, 2007 (inception) to September 30, 2008. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (RESTATED) AND 2007

PAGE	3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008 (RESTATED), FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (RESTATED).

PAGE	5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2008 (RESTATED), FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (RESTATED).

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Clinical Trials of the Americas, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Clinical Trials of the Americas, Inc. (A Development Stage Company) as of September 30, 2008 (restated ) and 2007, and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended September 30, 2008 (restated ) and the period August 14, 2007 (Inception) to September 30, 2007 and the period August 14, 2007 (inception) to September 30, 2008 ( restated ). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Clinical Trials of the Americas, Inc. (A Development Stage Company) as of September 30, 2008 ( restated ) and 2007 and the results of its operations and its cash flow for the for year ended September 30, 2008 ( restated ) and the period August 14, 2007 (Inception) to September 30, 2007 and the period August 14, 2007 (inception) to September 30, 2008 ( restated ) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company is in the development stage with no operations and has a net loss since inception of $ 216,965 and negative cash flows from operations of $ 213,496 from inception.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 8 .  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 25, 2008 Except for note 2, to which the date is August 19, 2009

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2008 and 2007

ASSETS

	2008 AS RESTATED NOTE 2	2007
Current Assets
Cash	$26,071	$39,100
Other Receivable	233	-
Prepaid Expenses	4,167	-
Total Current Assets	30,471	39,100

Property and Equipment, net	4,337	-

Total Assets	$34,808	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$898	$11,100
Advances	140,625	-
Total Liabilities	141,523	11,100

Stockholders' Equity/ (Deficiency)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized
6,437,500 and 6,240,000 issued and 5,362,231 and 6,240,000 outstanding, respectively	644	624
Additional paid-in capital	149,606	124,676
Less: treasury stock, 1,075,269 and 0 shares, respectively	(40,000)	-
Stock subscription receivable	-	(85,000)
Deficit accumulated during the development stage	(216,965)	(12,300)

Total Stockholders' Equity/ (Deficiency)	(106,715)	28,000

Total Liabilities and Stockholders' Equity/ (Deficiency)	$34,808	$39,100

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Operations

	For the Year	For the Period	For the Period from August 14, 2007
	Ended September 30, 2008 As Restated Note 2	from August 14, 2007 (inception) to September 30, 2007	(inception) to September 30, 2008 As Restated Note 2
Operating Expenses
Professional fees	$183,697	$11,100	$194,797
General and administrative	20,968	1,200	22,168
Total Operating Expenses	204,665	12,300	216,965

Loss from Operations	(204,665)	(12,300)	(216,965)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(204,665)	(12,300)	(216,965)

Provision for Income Taxes	-	-	-

NET LOSS	$ (204,665)	$(12,300)	$ (216,965)

Net Loss Per Share - Basic and Diluted	$(0 .03)	$(0.00)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	6,375,921	5,330,426

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency) AS RESTATED NOTE 2
For the period from August 14, 2007 (Inception) to September 30, 2008

									Deficit accumulated		Total
	Preferred Stock		Common Stock		Treasury Stock			Additional	during		Stockholder's
								paid-in	development	Subscription	Equity
	Shares	Amount	Shares	Amount	Shares		Amount	capital	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-		$		$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500				-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124				123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-				100	-	-	100

In kind contribution of services	-	-	-	-				700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-				-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624				$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20				19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-				-	-	85,000	85,000

In kind contribution of services	-	-	-	-				5,200	-	-	5,200

Purchase of treasury stock ($.0.04 per share)	-	-	-	-	(1,075,269)		$(40,000)	-	-	-	(40,000)

Net loss for the year ended September 30, 2008	-	-	-	-				-	(204,665)	-	(204,665)

Balance, September 30, 2008	-	$-	6,437,500	$644	(1,075,269)		$(40,000)	$149,606	$ (216,965)	$-	$106,715

See accompanying note to financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Year	For the Period From August 14, 2007	For the Period From August 14, 2007
	Ended September 30, 2008 As Restated Note 2	(Inception) to September 30, 2007	(Inception) to September 30, 2008 As Restated Note 2
Cash Flows Used In Operating Activities:
Net Loss	$ (204,665)	$(12,300)	$ (216,965)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	500	500
In-kind contribution of services	5,200	700	5,900
Depreciation expense	571	-	571
Changes in operating assets and liabilities:
(Increase) in other receivables	(233)	-	(233)
(Increase) in prepaid expenses	(4,167)	-	(4,167)
Increase (Decrease) in accounts payable and accrued expenses	(10,202)	11,100	898
Net Cash Used In Operating Activities	(213,496)	-	(213,496)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,908)	-	(4,908)
Net Cash Used In Investing Activities	(4,908)	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from advances	140,625	-	140,625
Purchase of treasury shares	(40,000)	-	(40,000)
Proceeds from issuance of common stock	104,750	39,100	143,850

Net Cash Provided by Financing Activities	205,375	39,100	244,475

Net Increase (Decrease) in Cash	(13,029)	39,100	26,071

Cash at Beginning of Year/Period	39,100	-	-

Cash at End of Year/Period	$26,071	$39,100	$26,071

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$85,000	$-

See accompanying note to financial statements

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
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

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $ 210,527 available to offset future taxable income through 2028.  The valuation allowance at September 30, 2008 was $ 76,887 .  The net change in the valuation allowance for the period ended September 30, 2008 was an increase of $ 73,113.

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
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
AS OF SEPTEMBER 30, 2008

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for other receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2     RESTATEMENT

On August 14, 2009, the Company determined that it had not properly accounted for transactions that occurred in an escrow account held by a third party on behalf of the Company.  As a result of these adjustments, the Company was required among other things, to restate its financial statements and amend its 10K for the year ended September 30, 2008 with a net increase in its reported cash and advances payable of $20,625 and $140,625, respectively, an increase in treasury stock of $40,000 and an increase in its reported loss of $80,000.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	September 30, 2008

	As Previously
	Reported	Adjustments	As Restated

Cash	$5,446	$20,625	$26,071

Total Current Assets	$9,846	$20,625	$30,471

Total Assets	$14,183	$20,625	$34,808

Advances Payable	$-	$140,625	$140,625

Total Current Liabilities	$898	$140,625	$141,523

Treasury Stock	$-	$(40,000)	$(40,000)

Deficit Accumulated during the development stage	$(136,965)	$(80,000)	$(216,965)

Total Stockholder's Equity	$13,285	$(120,000)	$(106,715)

Total Liabilities and Stockholder's Equity	$14,183	$20,625	$34,808

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF SEPTEMBER 30, 2008

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported statement of operations:

	September 30, 2008

	As Previously
	Reported	Adjustments	As Restated

Professional Fees	$103,697	$80,000	$183,697

Loss from Operations before Income Taxes	$(124,665)	$(80,000)	$(204,665)

Provision for Income Taxes	$-	$-	$-

Net Loss	$(124,665)	$(80,000)	$(204,665)

Net Loss Per Share - Basic and Diluted	$(0.02)	-	$(0.03)

Weighted Average Number of Shares Outstanding	6,433,210	-	6,375,921
during the year - Basic and Diluted

NOTE 3      PROPERTY AND EQUIPMENT

At September 30, 2008 and 2007, property and equipment is as follows:

	2008	2007

Computer Equipment	$4,908	$-
Less accumulated depreciation	(571)	-

	$4,337	$-

Depreciation expense for the year ended September 30, 2008, the period from August 14, 2007 (inception) to September30, 2007 (inception) and the period from August 14, 2007 (inception) to September 30, 2008 was $571, $0 and $571, respectively.

NOTE 4     ADVANCES

During the year ended September 30, 2008, the Company received $140,625 of advances to fund operations. The advances are unsecured, non interest bearing and due upon demand.

NOTE 5     STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 7 ).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 7 ).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF SEPTEMBER 30, 2008

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 7).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

(D) Treasury Shares

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000 from a related party shareholder (See Note 7).

NOTE 6     COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 7     RELATED PARTY TRANSACTIONS

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 5 ).

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 5 ).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 5 ).

During the year ended September 30, 2008, the Company repurchased 1,075,269 shares of common stock for $40,000 from a related party shareholder (See Note 5(D)).

NOTE 8     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $ 216,965 and negative cash flows from operations of $ 213,496 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9     SUBSEQUENT EVENTS

Subsequent to year end, the Company received advances to fund operations in the amount of $61,500.  These advances are unsecured, non-interest bearing and due on demand.

In November, 2008, the Company received a loan in the amount of $40,000.  This loan is unsecured, non-interest bearing and due on demand.

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

ITEM 9A(T):    CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended September 30, 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below.  The Company does not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded in the financial statements.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

John Cline 210 Walford Way Cary, NC 27519	2,500,000	57.4%

Beverly W. Cline P.O. Box 250 Middlesex, NC 27557	1,424,731	32.7%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000 from  Beverly Cline.

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

Tax Fees

For the Company’s fiscal year ended September 30, 2008 and the period from August 14, 2007 (inception) to September 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

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

CLINICAL TRIALS OF THE AMERICAS, INC.

By:	/s/John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	August 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cline	President, Chief Executive Officer,	August 21, 2009
John Cline	Chief Financial Officer, Chairman of the Board of Directors