Form 10-Q/A
period 2008-12-31
NEXT FUEL, INC.
filed 2009-08-21
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of January 30, 2009:  4,824,597  shares of Common Stock.

Explanatory Note:

Clinical Trials of the Americas, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 to restate the financials and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part I	Financial Statements and Supplementary Data (Notes 2 - 5)
Part I Item 2	Quantitative and Qualitative Disclosures About Market Risk

Specifically the Company has amended the financial statements and supplementary date in the Form 10-Q to properly account for transactions that occurred in an escrow account held by a third party on behalf of the Company.

For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on January 30, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since January 30, 2009.

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

SIGNATURE

Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) ( RESTATED ) AND AS OF SEPTEMBER 30, 2008 ( RESTATED ).

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 ( RESTATED ) AND 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED) ( RESTATED ).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED) ( RESTATED ).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 ( RESTATED ) AND 2007, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED) ( RESTATED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2008	September 30, 2008
	(Unaudited) AS RESTATED NOTE 2	AS RESTATED NOTE 2
Current Assets
Cash	$105,240	$26,071
Other Receivable	233	233
Prepaid Expenses	1,667	4,167
Total Current Assets	107,140	30,471

Property and Equipment, net	4,090	4,337

Total Assets	$111,230	$34,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$3,617	$898
Advances	202,125	142,625
Loan Payable	40,000	-
Total Liabilities	245,742	141,523

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,437,500 and 6,437,500
issued and 5,362,231 and 5,362,231outstanding, respectively	644	644
Additional paid-in capital	150,906	149,606
Less: treasury stock, 1,075,269 and 1,075,269 shares, respectively	(40,000)	(40,000)
Deficit accumulated during the development stage	(246,062)	(216,965)
Total Stockholders' Deficiency	(134,512)	(106,715)

Total Liabilities and Stockholders' Deficiency	$111,230	$34,808

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from August 14, 2007 (inception) to
	December 31, 2008 AS RESTATED NOTE 2	December 31, 2007	December 31, 2008 AS RESTATED NOTE 2
Operating Expenses
Professional fees	$23,612	$32,275	$218,409
General and administrative	5,485	5,520	27,653
Total Operating Expenses	29,097	37,795	246,062

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,097)	(37,795)	(246,062)

Provision for Income Taxes	-	-	-

NET LOSS	$(29,097)	$(37,795)	$(246,062)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	5,362,231	6,420,435

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Unaudited Statement of Stockholders' Equity/(Deficiency)
As Restated Note 2
For the period from August 14, 2007 (Inception) to December 31, 2008

								Deficit
	Preferred Stock		Common stock		Treasury Stock		Additional	accumulated during		Total Stockholder's
							paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	-	-	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624	-	$-	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	-		19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-		-	-	85,000	85,000

Purchase of treasury stock ($0.04/per share)	-	-	-	-	(1,075,269)	(40,000)	-	-	-	(40,000)

In kind contribution of services	-	-	-	-	-		5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-		-	(204,665)	-	(204,665)

Balance, September 30, 2008	-	-	6,437,500	644	(1,075,269)	(40,000)	149,606	(216,965)	-	(106,715)

In kind contribution of services	-	-	-	-	-	-	1,300	-	-	1,300

Net loss for the period ended December 31, 2008	-	-	-	-	-	-	-	(29,097)	-	(29,097)

Balance, December 31, 2008	-	$-	6,437,500	$644	(1,075,269)	$(40,000)	$150,906	$(246,062)	-	$(134,512)

See accompanying notes to condensed unaudited financial statements

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Unaudited Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	For the Period From August 14, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(29,097)	$(37,795)	$(246,062)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	1,300	1,300	7,200
Depreciation expense	247	-	818
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	-	-	(233)
(Increase) /Decrease in prepaid expenses	2,500	-	(1,667)
Increase (Decrease) in accounts payable and accrued expenses	2,719	(9,886)	3,617
Net Cash Used In Operating Activities	(22,331)	(46,381)	(235,827)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	40,000	-	40,000
Proceeds from advances	61,500	-	202,125
Purchase of treasury shares	-	-	(40,000
Proceeds from issuance of common stock	-	104,750	143,850
Net Cash Provided by Financing Activities	101,500	104,750	345,975

Net Increase (Decrease) in Cash	79,169)	58,369	105,240

Cash at Beginning of Year/Period	26,071	39,100	-

Cash at End of Year/Period	$105,240	$97,469	$105,240

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

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

NOTE 2 RESTATEMENT

On August 14, 2009, the Company determined that it had not properly accounted for transactions that occurred in an escrow account held by a third party on behalf of the Company.  As a result of these adjustments, the Company was required among other things, to restate its financial statements and amend its 10Q for the period ended December 31, 2008 with a net increase in its reported cash and advances/loans payable of $104,425 and $242,125, respectively, an increase in treasury stock of $40,000 and an increase in its reported loss of $17,700.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	December 31, 2008
	As Previously
	Reported	Adjustments	As Restated

Cash	$815	$104,425	$105,240

Total Current Assets	$2,715	$104,425	$107,140

Total Assets	$6,805	$104,425	$111,230

Advances/Loans Payable	$-	$242,125	$242,125

Total Current Liabilities	$3,617	$242,125	$245,742

Treasury Stock	$-	$(40,000)	$(40,000)

Deficit Accumulated during the development stage	$(148,362)	$(97,700)	$(246,062)

Total Stockholder's Equity	$3,188	$(137,700)	$(134,512)

Total Liabilities and Stockholder's Equity	$6,805	$104,425	$111,230

	December 31, 2008
	As Previously
	Reported	Adjustments	As Restated

Professional Fees	$5,912	$17,700	$23,612

Loss from Operations before Income Taxes	$(11,397)	$(17,700)	$(29,097)

Provision for Income Taxes	$-	$-	$-

Net Loss	$(11,397)	$(17,700)	$(29,097)

Net Loss Per Share - Basic and Diluted	$(0.00)	-	$(0.01)

Weighted Average Number of Shares Outstanding	6,437,500	-	5,362,231
during the year - Basic and Diluted

NOTE 3 PROPERTY AND EQUIPMENT

At December 31, 2008 and September 30, 2008 property and equipment is as follows:

	December 31, 2008	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(818)	(571)

	$4,090	$4,337

Depreciation expense for the period ended December 31, 2008 and 2007 and the period from August 14, 2007 to December 31, 2008 was $247, $0 and $818, respectively.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution

For the period ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 7).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 7).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 7).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 7).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 7).

(D) Treasury Shares

Through December 31, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000 from a related party shareholder (See Note 7).

NOTE 5 ADVANCES / LOAN PAYABLE

Through December 31, 2008, the Company received $242,125 of advances and loans to fund operations.  The advances are unsecured, non interest bearing and due on demand.

NOTE 6 COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

NOTE 7 RELATED PARTY TRANSACTIONS

For the period ended December 31, 2008 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4(B)).

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 4(B)).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 4(B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 4(C)).

Through December 31, 2008, the Company repurchased 1,075,269 shares of common stock for $40,000 from a related party shareholder(See Note 4(D)).

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $ 246,062 and negative cash flows from operations of $ 235,827 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

Subsequent to period end, the Company received advances to fund operations in the amount of $3,625 these advances are unsecured, non-interest bearing and due on demand.

In January 2009, the Company repurchased 537,634 shares of common stock from a related party for $20,000.

In January 2009 the Company repaid a loan in the amount of $40,000.

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

Results of Operations

We did not have any operating income from inception through December 31, 2008. For the quarter ended December 31, 2008, we recognized a net loss of $29,097 and for the period from inception through December 31, 2008 we recognized a net loss of $246,062.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of December 31, 2008, we had $105,240 in cash we believe that these funds are sufficient for us to pay all professionals  to remain current in our filings with the SEC. However, we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund additional operating expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $246,062 and negative cash flows from operations of $235,827 for the period from August 14, 2007 (inception) to December 31, 2008. In addition, we have received $242,125 of loans and advances, which if we are unable to complete the letter of intent will have to be repaid in the future which could delay our future operations. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended December 31, 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: August 21, 2009	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors