Form 10-Q/A
period 2009-03-31
NEXT FUEL, INC.
filed 2009-08-21
CIK 1422949

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 1, 2009:  4,615,726 shares of common stock.

Explanatory Note:

Clinical Trials of the Americas, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to restate the financials and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part I	Financial Statements and Supplementary Data (Notes 2 - 5)
Part I Item 2	Quantitative and Qualitative Disclosures About Market Risk

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for transactions that occurred in an escrow account held by a third party on behalf of the Company.   For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on May 4, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since May 4, 2009.

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

SIGNATURE

Item 1. Financial Information

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) ( RESTATED ) AND AS OF SEPTEMBER 30, 2008 (AUDITED) (RESTATED).

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 ( RESTATED ) AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED) ( RESTATED ).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/( DEFICIENCY ) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2009 ( RESTATED ) AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED) ( RESTATED ).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	September 30,
	(Unaudited) AS RESTATED NOTE 2	2008 AS RESTATED NOTE 2
Current Assets
Cash	$7,223	$26,071
Other Receivable	-	233
Prepaid Expenses	-	4,167
Total Current Assets	7,223	30,471

Property and Equipment, net	3,847	4,337

Total Assets	$11,120	$34,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$3,630	$898
Advances	230,750	140,625
Total Liabilities	234,380	141,523

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,612,500 and 6,437,500
issued and 4,730,780 and 5,362,231 outstanding, respectively	661	644
Additional paid-in capital	169,689	149,606
Less treasury stock 1,881,720 and 1,075,269 shares, respectively	(70,000)	(40,000)
Deficit accumulated during the development stage	(316,110)	(216,965)
Stock subscription receivable	(7,500)	-
Total Stockholders' Deficiency	(233,260)	(106,715)

Total Liabilities and Stockholders' Deficiency	$11,120	$34,808

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Unaudited Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007 (inception) to March 31,
	2009 AS RESTATED NOTE 2	2008	2009 AS RESTATED NOTE 2	2008	2009 AS RESTATED NOTE 2
Operating Expenses
Professional fees	$65,672	$33,688	$89,284	$65,963	$284,081
General and administrative	4,376	2,803	9,861	8,323	32,029
Total Operating Expenses	70,048	36,491	99,145	74,286	316,110

LOSS FROM OPERATIONS BEFORE INCOME TAXES	70,048)	(36,491)	(99,145)	(74,286)	(316,110)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(70,048)	$(36,491)	$(99,145)	$(74,286)	$(316,110)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the year/period -Basic and Diluted	4,965,669	6,437,500	5,166,129	6,428,921

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Unaudited Statement of Stockholders' Equity/(Deficiency)
As Restated Note 2
For the period from August 14, 2007 (Inception) to March 31, 2009

								Deficit
	Preferred Stock		Common stock		Treasury Stock		Additional	accumulated during		Total Stockholder's
							paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance, August 14, 2007	-	$-	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	-	500

Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	-	-	123,876	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	-	-	100	-	-	100

In kind contribution of services	-	-	-	-	-	-	700	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624	-	$-	$124,676	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	-		19,730	-	-	19,750

Cash received for subscription receivable	-	-	-	-	-		-	-	85,000	85,000

Purchase of treasury stock ($0.04/per share)	-	-	-	-	(1,075,269)	(40,000)	-	-	-	(40,000)

In kind contribution of services	-	-	-	-	-		5,200	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-		-	(204,665)	-	(204,665)

Balance, September 30, 2008	-	-	6,437,500	644	(1,075,269)	(40,000)	149,606	(216,965)	-	(106,715)

Purchase of treasury stock ($.04/per share)	-	-	-	-	(806,451)	(40,000)	-	-	-	30,645

Common stock issued for cash	-	-	175,000	18	-	-	17,483	-	(7,500)	10,001

In kind contribution of services	-	-	-	-	-	-	2,600	-	-	2,600

Net loss for the period ended March 31, 2009	-	-	-	-	-	-	-	(99,145)	-	(99,145)

Balance, March 31, 2009	-	$-	6,437,500	$661	(1,881,720)	$(70,000)	$169,689	$(316,110)	(7,500)	$(223,260)

See accompanying notes to condensed unaudited financial statements.

Clinical Trials of the Americas, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007 (Inception) to March 31,
	2009 AS RESTATED NOTE 2	2008	2009 AS RESTATED NOTE 2
Cash Flows Used In Operating Activities:
Net Loss	$(99,145)	$(74,286)	$(316,110)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	2,600	2,600	8,500
Depreciation expense	490	80	1,061
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	233	-	-
(Increase) /Decrease in prepaid expenses	4,167	(9,167)	-
Increase (Decrease) in accounts payable and accrued expenses	2,732	(5,416)	3,630
Net Cash Used In Operating Activities	(88,923)	(86,189)	(302,419)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(4,908)	(4,908)
Net Cash Used In Investing Activities	-	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from advances	90,125	-	230,750
Proceeds from loan payable	40,000	-	40,000
Repayment of the loan payable	(40,000)	-	(40,000)
Purchase of treasury shares	(30,000)	-	(70,000)
Proceeds from issuance of common stock	10,000	104,750	153,850
Net Cash Provided by Financing Activities	70,125	104,750	314,600

Net Increase (Decrease) in Cash	(18,798)	13,653	7,273

Cash at Beginning of Period	26,071	39,100	-

Cash at End of Period	$7,273	$52,753	$7,273

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$7,500	$-	$7,500

See accompanying notes to condensed unaudited financial statements.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
  AS RESTATED NOTE 2
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
  AS RESTATED NOTE 2
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
  AS RESTATED NOTE 2
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

On August 14, 2009, the Company determined that it had not properly accounted for transactions that occurred in an escrow account held by a third party on behalf of the Company.  As a result of these adjustments, the Company was required among other things, to restate its financial statements and amend its 10Q for the period ended March 31, 2009 with a net increase in its reported cash and advances/loans payable of $1,850 and $230,750, respectively, an increase in its reported loss of approximately $61,200 for the three months ended March 31, 2009 and $78,900 for the six months ended March 31, 2009.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS RESTATED NOTE 2
AS OF MARCH 31, 2009
(UNAUDITED)

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	March 31, 2009

	As Previously
	Reported	Adjustments	As Restated

Cash	$5,423	$1,850	$7,273

Total Current Assets	$5,423	$1,850	$7,273

Total Assets	$9,270	$1,850	$11,120

Advances/Loans Payable	$-	$230,750	$230,750

Total Current Liabilities	$3,630	$230,750	$234,360

Treasury Stock	$-	$(70,000)	$(70,000)

Deficit Accumulated during the development stage	$(157,210)	$(158,900)	$(316,110)

Total Stockholder's Equity	$5,640	$(228,900)	$(223,260)

Total Liabilities and Stockholder's Equity	$9,270	$1,850	$11,120

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS RESTATED NOTE 2
AS OF MARCH 31, 2009
(UNAUDITED)

The following table sets forth the effects of the restatement to certain line items within the Company’s previously reported statement of operations:

	For the Three Months ended March 31, 2009			For the Six Months Ended March 31, 2009
	As			As
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Professional Fees	$4,472	$61,200	$65,672	$10,384	$78,900	89,284

Loss from Operations before Income Taxes	$(8,848)	$(61,200)	$(70,048)	$(20,245)	$(78,900)	(99,145)

Provision for Income Taxes	$-	$-	$-	-	$-	$-

Net Loss	$(8,848)	$(61,200)	$(70,048)	(20,245)	$(78,900)	$(99,145)

Net Loss Per Share - Basic and Diluted	$(0.00)	-	$(0.01)	(0.00)	$-	$(0.02)

Weighted Average Number of Shares Outstanding	6,456,111	-	4,965,669	6,445,703	-	5,166,129
during the year - Basic and Diluted

NOTE 3	PROPERTY AND EQUIPMENT

At March 31, 2009 and September 30, 2008 property and equipment is as follows:

	March 31, 2009	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(1,061)	(571)

	$3,847	$4,337

Depreciation expense for the period ended March 31, 2009 and 2008 and the period from August 14, 2007 to March 31, 2009 was $490, $80 and $1,061, respectively.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
  AS RESTATED NOTE 2
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 4	STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution

For the six months period ended March 31, 2009 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 6 ).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6 ).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 6 ).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed cash of $100 (See Note 5).

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 6 ).

(D) Treasury Shares

The Company re-purchased 1,881,720 shares of common stock through March 31, 2009 for total consideration of $70,000 from a related party shareholder (See Note 7).

NOTE 5	ADVANCES/LOAN PAYABLE

Through March 31, 2009, the Company received $270,750 of advances and loans to fund operations of which $40,000 has been repaid.  The remaining advance balance at June 30, 2009 is $230,750.  The advances are unsecured, no interest bearing and due the earlier of the transaction closing date or September 30, 2009 (See Note 9).

NOTE 6	COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS RESTATED NOTE 2
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7	RELATED PARTY TRANSACTIONS

For the period ended March 31, 2009 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4 (B)).

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 4 (B)).

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 4 (B)).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 4 (B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 4 (C)).

From inception the Company has repurchased 1,881,720 shares of common stock for $70,000 from a related party shareholder (See Note 4(D)).

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $ 316,110 and negative cash flows from operations of $ 302,419 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

CLINICAL TRIALS OF THE AMERICAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
  AS RESTATED NOTE 2
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 9	SUBSEQUENT EVENTS

Common Stock Issued for Cash

During April 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/sh).

During the month of April the Company collected $7,500 of subscription receivable (See Note 3(A)).

Letter of Intent

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for $300,000 in cash.  As of May 4, 2009 the Company has received advances of $255,750 under the Agreement.  The terms of the agreement are expected to be completed by September 30, 2009.

Treasury Shares

In April, 2009, the Company repurchased 215,054 shares of common stock from a related party for $8,000 .

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

Results of Operations

We did not have any operating income from inception through March 31, 2009. For the quarter ended March 31, 2009, we recognized a net loss of $ 70,048 and for the period from inception through March 31, 2009 we recognized a net loss of $ 316,110 .  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of March 31, 2009, we had $ 7,273 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $ 316,110 and negative cash flows from operations of $ 302,419 for the period from August 14, 2007 (inception) to March 31, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our three months ended March 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below.  The Company does not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded in the financial statements.

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

CLINICAL TRIALS OF THE AMERICAS, INC.

Date: August 21 , 2009	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors