Form 10-K
period 2009-09-30
NEXT FUEL, INC.
filed 2010-01-13
CIK 1422949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148493

NEXT FUEL, INC.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                   ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                     ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended September 30, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of January 13, 2010 was: 6,712,500

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Next Fuel, Inc. was incorporated in Nevada in August 2007 to provide clinical trial investigator services to pharmaceutical companies throughout the Americas. Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.  Our fiscal year end is September 30.

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceutical companies in dedicated sites throughout the Americas. Initially, we intended to introduce our services in Central America. This was being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  The Company had planned to sell its services to Pharmaceutical, Biotech and Medical Device companies that were to be  primarily US based.

We planned to establish business relationships with preferred contract research organizations that would source, package and offer our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we had planned to do is only a sub segment of the client’s total needs we would have been a subcontractor should those CRO’s find opportunities where our services would have benefited their clients.

Due to our inability to obtain adequate financing and our inability to successfully implement our business plan, we feel that it is necessary for us to cease operations and actively pursue a potential reverse merger candidate.

Services

We had planned to offer high-quality dedicated research services for pharmaceutical companies who are doing clinical trials to gain FDA approval for new drugs or a currently marketed drug that the company is applying to the FDA for a different indication.

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

One of the most notable strengths of the dedicated research center model is the singularity of purpose. These centers solely exist to conduct clinical research. There are no students or patients. To be successful, dedicated research centers cannot rely on other activities for income. Our livelihood would have stemmed from conducting clinical research alone.

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

MARKETING

We had planned to market ourselves through direct contact and sales with pharmaceutical, biotech and medical device companies. We would have also marketed ourselves to CRO’s whom we believe can be a major channel of distribution for the company. Based on the founder’s background we believed that their previous work in the clinical trial area would have been an opportunity on which we could capitalize. We had planned to also develop a website, www.clinicaltrialsoftheamericas.com, to help promote sales and reach out to consumers.

We believed our most effective marketing tool would have been face-to-face discussions where our business development people could engage in a consultative sales process with their client base. We would have focused heavily on this strategy. Our CRO partners are quite comfortable packaging dedicated and non-dedicated clinical research site to meet the needs of their clients. We would have developed sales presentations and collateral material to support this multi level approach.

PUBLIC RELATIONS

In addition to our direct and channel-focused tactics, we would have used traditional public relations to raise awareness and create demand among target customers. Our public relations strategy was designed to build company awareness with a limited cash outlay.

·             Product Kit. We would have developed a sales kit that contains information about the Company, its services, key differentiators with our model and contact information. The kit would have included recent press releases, endorsements and awards.

·             Paid Product Placements. Where appropriate, we would have paid to have its services mentioned or placed in the print and/or web-based publications of select publications. For example, Advanastar publishes a monthly magazine called R&D Directions.

·             Key Exhibits. Where advantageous, we would have entered and paid to set up what is typically a 10x10 booth space at key trade shows and conferences. This has proven to be a highly effective manner to meet and qualify clients. This saves the company on travel and time expense. At select conferences it would not be unusual to meet with over 100 people over a two-day period.

·             Speaking Engagements. We had planned to actively seek to have our management team present at key conferences as a way to build the clinical credibility of the company. Many of these conferences are looking for speakers either as a keynote speaker or to be part of a panel of experts.

                 ·             Media Relations. We would have worked to establish relations with key reporters and opinion leaders at trade magazines and newsletters focused on the Americas.

ITEM 1A.    RISK FACTORS

None.

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

Holders of Our Common Stock

As of January 13, 2010, we had 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceutical companies in dedicated sites throughout the Americas. Initially, we intended to introduce our services in Central America. This was being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  We planned to sell our services to Pharmaceutical, Biotech and Medical Device companies that are primarily US based.  Our principal executive office location and mailing address is 210 Walford Way Cary, NC 27519.  Our telephone number is 919-414-1458.

We are trying to establish business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source and package our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the client’s total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

1.             As we raised more than $124,000 in our private placement, we have been trying to implement our plan to provide clinical trial services throughout the Americas.

2.             All business functions are being coordinated and managed by the two founders of the Company, including marketing, finance and operations. As we raised more than $124,000 through our private placement, we had intended to hire a part-time employee to facilitate with the acquisition of contracts and assist in targeted marketing implementation. The lack of business has not justified this hire.

3.             We intended to launch a targeted marketing campaign focusing on trade show participation, media promotions and public relations. We intended to support these marketing efforts through the development of high quality printed marketing materials and an attractive and informative trade and consumer website, wwwclinicaltrialsofamerica.com. We expected the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expected to invest between $1,000 and $5,000 in accounting and inventory management software. We accomplished some of our goals but because of the economic downturn we were unable to create any real business traction.

In summary, we expected to begin generating sales revenues from our initial launch within 150 days of completing our private placement, which concluded in October 2007.  To date we have not commenced generating revenues and do not know when we will begin generating revenues. The economic downturn has been particularly difficult for smaller firms in our business.

Due to our inability to obtain adequate financing and our inability to successfully implement our business plan, we feel that it is necessary for us to cease operations and actively pursue a potential reverse merger candidate.

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

Results of Operations

For the year ended September 30, 2009, we had $0 in revenue. Operating expenses for the period totaled $165,536 consisting of $18,999 for general and administrative expenses and $146,537 for professional fees.   Interest expense on the loan payable was imputed at $16,118 for the year ended which resulted in a net loss of $181,654.

For the year ended September 30, 2008, we had $0 in revenue. Operating expenses for the period totaled $204,665 resulting in a loss of $204,665. Expenses of $204,665 for the period consisted of $20,968 for general and administrative expenses and $183,697 for professional fees.

For the year ended September 30, 2009 operating expenses were significantly higher than the year ended September 30, 2008. Both general and administrative expenses and professional fees were higher in the year ending September 2009 versus September 2008. As the economy became more difficult we utilized and needed more accounting, legal, and other professionals. In addition, there was incremental interest expense in the year ending September 2009 imputed at $16,118 for the period from August 14, 2007 to September 30, 2009.

For the period from inception through September 30, 2009, we had $0 in revenue. Operating expenses for the period totaled $382,501 consisting of $41,167 for general and administrative expense and $341,334 for professional fees.  Interest expense on the loan payable was imputed at $16,118 for the period from August 14, 2007 (inception) to September 30, 2009 resulting in a net loss of $398,619.

Capital Resources and Liquidity

As of September 30, 2009, we had $79 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $398,619 and negative cash flows from operations of $359,113 for the period from August 14, 2007 (inception) to September 30, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

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

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008.

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGES	6 - 11	NOTES TO FINANCIAL STATEMENTS.

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Next Fuel. Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Next Fuel. Inc. (A Development Stage Company) as of September 30. 2009 and 2008 (Restated), and the related statements of operations, changes in shareholder's deficiency and cash flows for the years ended September 30, 2009 and 2008 and the period from August 14, 2007 (Inception) to September 30, 2009. These financial statements are the responsibilit) of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects. the financial position of Next Fuel. Inc. (A Development Stage Company) as of September 30. 2009 and 2008 (Restated) and the results of its operations and its cash flow for the years ended September 30, 2009 and 2008 and the period from August 14, 2007 (Inception) to September 30. 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations and has a net loss since inception of $398.619 and negative cash flows from operations of $359,113 from inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company,P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 7, 2010

1501 Corporate Dove, Suite 150 • Boynton Beach. FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2009	September 30, 2008
Current Assets		Restated
Cash	$79	$26,071
Other Receivable	-	233
Prepaid Expenses	-	4,167
Total Current Assets	79	30,471

Property and Equipment, net	3,355	4,337

Total Assets	$3,434	$34,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$10,235	$898
Loan Payable	285,750	140,625
Total Liabilities	295,985	141,523

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,712,500 and 6,437,500
issued and outstanding, respectively	671	644
Additional paid-in capital	198,397	149,606
Less: Treasury stock; 2,500,000 and 1,075,269, respectively	(93,000)	(40,000)
Deficit accumulated during the development stage	(398,619)	(216,965)
Total Stockholders' Deficiency	(292,551)	(106,715)

Total Liabilities and Stockholders' Deficiency	$3,434	$34,808

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Year Ended September 30,		For the Period from August 14, 2007
	2009	2008	(inception) to September 30, 2009
Operating Expenses		Restated
Professional fees	$146,537	$183,697	$341,334
General and administrative	18,999	20,968	41,167
Total Operating Expenses	165,536	204,665	382,501

Loss from Operations	(165,536)	(204,665)	(382,501)

Other Expenses
Interest Expense	(16,118)	-	(16,118)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(181,654)	(204,665)	(398,619)

Provision for Income Taxes	-	-	-

NET LOSS	$(181,654)	$(204,665)	$(398,619)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding during the year - Basic and Diluted	4,781,660	6,375,921

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from August 14, 2007 (Inception) to September 30, 2009

								Deficit
	Preferred Stock		Common stock		Additional	Treasury Stock		accumulated during the		Total
					paid-in			development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Shares	Amount	stage	Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	-	$-	$-	$-	$-
							-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	-	500
							-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, September 30, 2007	-	$-	6,240,000	$624	$124,676	-	$-	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	1,075,269	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, September 30, 2008 (Restated)	-	-	6,437,500	644	149,606	1,075,269	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	1,424,731	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	$-	6,712,500	$671	$198,397	2,500,000	$(93,000)	$(398,619)	$-	$(292,551)

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended September 30,		For the Period From August 14, 2007
	2009	2008	(Inception) to September 30, 2009
Cash Flows Used In Operating Activities:		(Restated)
Net Loss	$(181,654)	$(204,665)	$(398,619)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	5,200	5,200	11,100
In-kind contribution of interest	16,118	-	16,118
Depreciation expense	982	571	1,553
Changes in operating assets and liabilities:
(Increase) /Decrease in other receivables	233	(233)	-
(Increase) /Decrease in prepaid expenses	4,167	(4,167)	-
Increase (Decrease) in accounts payable and accrued expenses	9,337	(10,202)	10,235
Net Cash Used In Operating Activities	(145,617)	(213,496)	(359,113)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(4,908)	(4,908)
Net Cash Used In Investing Activities	-	(4,908)	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	185,125	140,625	325,750
Repayments of loan payable	(40,000)	-	(40,000)
Purchase of treasury stock	(53,000)	(40,000)	(93,000)
Proceeds from issuance of common stock	27,500	104,750	171,350
Net Cash Provided by Financing Activities	119,625	205,375	364,100

Net Increase (Decrease) in Cash	(25,992)	(13,029)	79

Cash at Beginning of Year/Period	26,071	39,100	-

Cash at End of Year/Period	$79	$26,071	$79

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$127	$-	$127

See accompanying notes to financial statements.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

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

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc. (see Note 8).

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009 and 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2009 and 2008 the Company has a net operating loss carryforward of    approximately $370,682 and $210,527, respectively, available to offset future taxable income through 2029. The valuation allowance at September 30, 2009 was $142,477.  The valuation allowance at September 30, 2008 was $80,661. The net change in the valuation allowance for the year ended September 30, 2009 was an increase of $61,816.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008
In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

 (J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and loan payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	PROPERTY AND EQUIPMENT

At September 30, 2009 and 2008 property and equipment is as follows:

NEXT FUEL, INC.
(F/K/A CLINICAL TRIALS OF THE AMERICAS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

	September 30, 2009	September 30, 2008

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(1,553)	(571)

	$3,355	$4,337

Depreciation expense for the year ended September 30, 2009 and 2008 and the period from August 14, 2007 to September 30, 2009 was $982, $571 and $1,553, respectively.

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

(B) In-Kind Contribution

For the year ended September 30, 2009, the Company recorded contributed interest expense having a fair value of $16,118 (See Note 4).

For the year ended September 30, 2009 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

(C) Stock Issued for Services

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 6).

(D) Treasury Shares

During the year ended September 30, 2009, the Company re-purchased 1,424,731 shares of common stock for $53,000.

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000.

NOTE 4            LOAN PAYABLE

During the year ended September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 has been repaid.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at September 30, 2009 is $285,750.  For the year ended September 30, 2009 the Company recorded $16,118 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

During the year ended September 30, 2008, the Company received $140,625 of advances to fund operations.  The advances are unsecured, non interest bearing and due on demand.

NOTE 5            COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement was terminated effective October 1, 2008.

NOTE 6            RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 3(B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 3(C)).

NOTE 7           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $398,619 and negative cash flows from operations of $359,113 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8            BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  The terms of the agreement are expected to be completed by March 31, 2010 (See Note 4).

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc.

NOTE 9            SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 7, 2010, the date the financial statements were issued.

On November 4, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share).

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

ITEM 9A(T):    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting existing as of September 30, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of September 30, 2009 and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

1.	The Company does not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded in the financial statements;
2.	The Company does not have the proper procedures to ensure all debt and equity transaction are properly approved

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	Management and the Board of Directors will review the monthly financial statements to ensure all non cash transactions are properly included in the financial statements.
2.	Management has implemented new approval policies to ensure that all debt and equity transactions are approved by the Board prior to the Company entering into any agreements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held

John Cline	51	President/Director
Beverly W. Cline	51	Secretary and Director

John Cline, 51, President.  Mr. Cline has been president, chief executive officer and a member of Etrials' board of directors since March 2000. Mr. Cline was the Vice President of Sales and Marketing of MiniDoc AB, a publicly held Swedish corporation, from September 1997 until December 1999, when he founded and became the president, chief executive officer and a member of the Board of Directors of Expidata, Inc., which was acquired by Etrials in March 2000. Mr. Cline received his BA degree from the University of Georgia

Beverly W. Cline, 51, Secretary.  Beverly W. Cline was a cofounder of Exipidata, which through numerous transactions became Etrials worldwide a NASDAQ Global Market company. Mrs. Cline was instrumental in the planning, developing and execution of the company’s early business plan. She is also active in various investments and business ventures. She holds a Bachelor of Science degree from West Virginia University.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-X is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to the Form 10K/A filed with the SEC on August 21, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Cline President, Chief Executive Officer and Director	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Beverly Cline, Secretary and Director	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

For the year ended September 30, 2009 a shareholder of the Company contributed services having a fair value of $5,200.

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200.

For the period from August 14, 2007 (Inception) through September 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution.

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700.

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2009 and 2008, we were billed approximately $14,050 and $12,881 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal year ended September 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2009 and 2008.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                    The Code of Ethics was previously filed on August 21, 2009 as an exhibit to the Form 10K/A.

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

NEXT FUEL, INC.

By:	/s/John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	January 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cline	President, Chief Executive Officer,	January 13, 2010
John Cline	Chief Financial Officer, Chairman of the Board of Directors