Form 10-K/A
period 2009-09-30
NEXT FUEL, INC.
filed 2010-01-22
CIK 1422949

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

John Cline 210 Walford Way Cary, NC 27519	2,500,000	57.4%

Beverly W. Cline 210 Walford Way Cary, NC 27519	0	0%

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

NEXT FUEL, INC.

By:	/s/John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	January 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cline	President, Chief Executive Officer,	January 22, 2010
John Cline	Chief Financial Officer, Chairman of the Board of Directors