Form 10-Q
period 2009-12-31
NEXT FUEL, INC.
filed 2010-02-16
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-148493

NEXT FUEL, INC.
 (Exact name of registrant as specified in it's charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

210 Walford Way, Cary, North Carolina 27519
 (Address of Principal Executive Offices)
 _______________

     (919) 414-1458
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒   No☐

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of February 12, 2010:  6,812,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURE

Item 1. Financial Information

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGES	F-5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2009	September 30, 2009
	(Unaudited)
Current Assets
Cash	$180	$79
Total Current Assets	180	79

Property and Equipment, net	3,108	3,355

Total Assets	$3,288	$3,434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$6,646	$10,235
Loan Payable	285,750	285,750
Total Liabilities	292,396	295,985

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,812,500 and 6,712,500
issued and outstanding, respectively	681	671
Additional paid-in capital	216,169	198,397
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(412,958)	(398,619)
Total Stockholders' Deficiency	(289,108)	(292,551)

Total Liabilities and Stockholders' Deficiency	$3,288	$3,434

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Period from August 14, 2007
	2009	2008	(inception) to December 31, 2009
Operating Expenses
Professional fees	$5,625	$23,612	$346,959
General and administrative	2,232	5,485	43,399
Total Operating Expenses	7,857	29,097	390,358

Loss from Operations	(7,857)	(29,097)	(390,358)

Other Expenses
Interest Expense	(6,482)	-	(22,600)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,339)	(29,097)	(412,958)

Provision for Income Taxes	-	-	-

NET LOSS	$(14,339)	$(29,097)	$(412,958)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	6,774,457	5,362,231

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to December 31, 2009
(Unaudited)

	Preferred Stock		Common stock					Deficit accumulated		Total
	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury Stock Shares	Treasury Stock	during the development stage	Subscription Receivable	Stockholder's Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-		$-	$-	$-	$-
							-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-		-	-	-	500
							-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876		-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100		-	-	-	100

In kind contribution of services	-	-	-	-	700		-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-		-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	0	$-	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730		-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	1,025,269	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-		-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200		-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-		-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	1,025,269	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473		-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	1,474,731	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118		-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200		-	-	-	5,200

Net loss for the period ended September 30, 2009	-	-	-	-	-		-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	2,500,000	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	100,000	10	9,990		-	-	-	10,000

In kind contribution of interest	-	-	-	-	6,482		-	-	-	6,482

In kind contribution of services	-	-	-	-	1,300		-	-	-	1,300

Net loss for the period ended December 31, 2009	-	-	-	-	-		-	(14,339)	-	(14,339)

Balance, December 31, 2009	-	$-	6,812,500	$681	$216,169	2,500,000	$(93,000)	$(412,958)	$-	$(289,108)

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		For the Period From August 14, 2007
	2009	2008	(Inception) to December 31, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(14,339)	$(29,097)	$(412,958)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	1,300	1,300	12,400
In-kind contribution of interest	6,483	-	22,601
Depreciation expense	247	247	1,800
Changes in operating assets and liabilities:
(Increase) /Decrease in prepaid expenses	-	2,500	-
Increase (Decrease) in accounts payable and accrued expenses	(3,590)	2,719	6,645
Net Cash Used In Operating Activities	(9,899)	(22,331)	(369,012)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	40,000	325,750
Proceeds from advances	-	61,500
Repayments of loan payable	-	-	(40,000)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock	10,000	-	181,350
Net Cash Provided by Financing Activities	10,000	101,500	374,100

Net Increase (Decrease) in Cash	101	79,169	180

Cash at Beginning of Year/Period	79	26,071	-

Cash at End of Year/Period	$180	$105,240	$180

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$127

See accompanying notes to condensed unaudited financial statements.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share as of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 2	PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009 property and equipment is as follows:

	December 31, 2009	September 30, 2009

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(1,800)	(1,553)

	$3,108	$3,355

Depreciation expense for the period ended December 31, 2009 and 2008 and the period from August 14, 2007 to December 31, 2009 was $247 and $1,800 respectively.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A)	Common Stock Issued for Cash

On November 4, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share).

During March and April 2009, the Company issued 275,000 shares of common stock for $27,500 ($0.10/share).

During October and November 2007, the Company issued 197,500 shares of common stock for $19,750 ($0.10/share).

During October 2007, the Company collected 85,000 ($0.10/share) for the sale of 850,000 shares of common stock made during the period from August 14, 2007 (inception) through September 30, 2007.

For the year ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/share).

(B) In-Kind Contribution

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

For the period ended December 31, 2009 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 6).

For the year ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $6,842 (See Note 4).

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

NOTE 4   LOAN PAYABLE

During the year ended September 30, 2009, the Company received $185,125 of advances to fund operations of which $40,000 has been repaid.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at December 31, 2009 is $285,750. Through December 31, 2009 the Company recorded $22,600 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

NOTE 6   RELATED PARTY TRANSACTIONS

For the period ended December 31, 2009 a shareholder of the Company contributed services having a fair value of $1,300 (See Note 3(B)).

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

NOTE 7   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $412,958 and negative cash flows from operations of $369,012 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 16, 2010, the date the financial statements were issued and none were noted.

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

Results of Operations

For the quarter ended December 31, 2009, we had $0 in revenue. Operating expenses for the period totaled $7,857consisting of $2,232 for general and administrative expenses and $5,625 for professional fees.   Interest expense on the loan payable was imputed at $6,482 for the quarter ended which resulted in a net loss of $14,339.

For the quarter ended December 31, 2008, we had $0 in revenue. Operating expenses for the period totaled $29,097 resulting in a loss of $29,097. Expenses of $29,097 for the period consisted of $5,485 for general and administrative expenses and $23,612 for professional fees.

For the quarter ended December 31, 2009 operating expenses were significantly lower than the quarter ended December 31, 2008. Both general and administrative expenses and professional fees were lower in the quarter ending December 2009 versus December 2008. As the economy has shown signs of improvement, we did not need to utilize additional accounting, legal, and other professionals during this quarter. In addition, there was incremental interest expense in the quarter ending December 31, 2009 imputed at $6,482.

For the period from inception through December 31, 2009, we had $0 in revenue. Operating expenses for the period totaled $390,358 consisting of $43,399 for general and administrative expense and $346,959 for professional fees.  Interest expense on the loan payable was imputed at $22,600 for the period from August 14, 2007 (inception) to December 31, 2009 resulting in a net loss of $412,958.

Capital Resources and Liquidity

As of December 31, 2009, we had $180 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $412,958 and negative cash flows from operations of $369,012 for the period from August 14, 2007 (inception) to December 31, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Effective September 15, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

Item 4T.  Controls and Procedures

Item 4T.  Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

This item does not apply to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company issued 100,000 shares of common stock for $10,000 at $0.10 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

Item 6. Exhibits.

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

NEXT FUEL, INC.

Date: February 16, 2010	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors