Form 10-Q
period 2010-03-31
NEXT FUEL, INC.
filed 2010-05-24
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of May 24, 2010: 6,862,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Removed and Reserved	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Information

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	September 30, 2009
	(Unaudited)
Current Assets
Cash	$1,942	$79
Total Current Assets	1,942	79

Property and Equipment, net	2,883	3,355

Total Assets	$4,825	$3,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$11,554	$10,235
Loan Payable	285,750	285,750
Total Liabilities	297,304	295,985

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,862,500 and 6,712,500
issued and outstanding, respectively	686	671
Additional paid-in capital	228,805	198,397
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(428,970)	(398,619)
Total Stockholders' Deficit	(292,479)	(292,551)

Total Liabilities and Stockholders' Deficit	$4,825	$3,434

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007 (inception) to March 31,
	2010	2009	2010	2009	2010
Operating Expenses
Professional fees	$6,354	$65,672	$11,979	$89,284	$353,313
General and administrative	3,316	4,376	5,548	9,861	46,715
Total Operating Expenses	9,670	70,048	17,527	99,145	400,028

Loss from Operations	(9,670)	(70,048)	(17,527)	(99,145)	(400,028)

Other Expenses
Interest Expense	(6,341)	-	(12,824)	-	(28,942)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,011)	(70,048)	(30,351)	(99,145)	(428,970)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(16,011)	$(70,048)	$(30,351)	$(99,145)	$(428,970)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the year - Basic and Diluted	6,835,833	4,965,669	6,804,808	5,166,129

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficit)
For the Period from August 14, 2007 (Inception) to March 31, 2010
(Unaudited)
							Deficit
	Preferred Stock		Common stock		Additional		accumu-lated during the develop-	Sub-	Total Stock-holders'
					paid-in	Treasury	ment	scription	Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficit)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	$-	6,240,000	$624	$124,676	$-	$(12,300)	$(85,000)	$28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the period ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	150,000	15	14,985	-	-	-	15,000

In kind contribution of interest	-	-	-	-	12,823	-	-	-	12,823

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the six month ended March 31, 2010	-	-	-	-	-	-	(30,351)	-	(30,351)

Balance, March 31, 2010	-	$-	6,862,500	$686	$228,805	$(93,000)	$(428,970)	$-	$(292,479)

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007(Inception) to March 31,
	2010	2009	2010
Cash Flows Used In Operating Activities:
Net Loss	$(30,351)	$(99,145)	$(428,970)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	2,600	2,600	13,700
In-kind contribution of interest	12,824	-	28,942
Depreciation expense	471	490	2,024
Changes in operating assets and liabilities:
Decrease in other receivables	-	233	-
Decrease in prepaid expenses	-	4,167	-
Increase in accounts payable and accrued expenses	1,319	2,732	11,554
Net Cash Used In Operating Activities	(13,137)	(88,923)	(372,250)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	40,000	325,750
Proceeds from advances	-	90,125
Repayments of loan payable	-	(40,000)	(40,000)
Purchase of treasury stock	-	(30,000)	(93,000)
Proceeds from issuance of common stock	15,000	10,000	186,350
Net Cash Provided by Financing Activities	15,000	70,125	379,100

Net Increase (Decrease) in Cash	1,863	(18,798)	1,942

Cash at Beginning of Period	79	26,071	-

Cash at End of Period	$1,942	$7,273	$1,942

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$127	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$7,500	$-

See accompanying notes to condensed unaudited financial statements

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share as of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

(I) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 (J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and loan payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2     PROPERTY AND EQUIPMENT

At March 31, 2010 and September 30, 2009 property and equipment is as follows:

	March 31, 2010	September 30, 2009

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(2,025)	(1,553)
	$2,883	$3,355

Depreciation expense for  the three and six months ended March 31, 2010 and 2009 and the period from August 14, 2007 to March 31, 2010 was $224, $472 and $2,025 respectively.

NOTE 3     STOCKHOLDERS’ DEFICIT

(A)  Common Stock Issued for Cash

On February 17, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

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

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(B) In-Kind Contribution

For the six months ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 6).

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

NOTE 4     LOAN PAYABLE

During the year ended September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 has been repaid.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at March 31, 2010 is $285,750. Through March 31, 2010 the Company recorded $28,941 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

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

NOTE 6     RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2010 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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

NOTE 7     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $428,970 and negative cash flows from operations of $372,250 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8     BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  As of March 31, 2010, the terms of the of the agreement have not been completed  (See Note 4) and the Letter of Intent has expired.

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc.

NOTE 9     SUBSEQUENT EVENTS

On April 13, 2010, the Company issued 75,000 shares of common stock for $7,500 ($0.10/share).

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

Overview

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

Plan of Operation

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

3.       We intended to launch a targeted marketing campaign focusing on trade show participation, media promotions and public relations. We intended to support these marketing efforts through the development of high quality printed marketing materials and an attractive and informative trade and consumer website, www.clinicaltrialsofamerica.com. We expected the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expected to invest between $1,000 and $5,000 in accounting and inventory management software. We accomplished some of our goals but because of the economic downturn we were unable to create any real business traction.

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

Capital Resources and Liquidity

As of March 31, 2010, we had $1,942 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations and have a net loss since inception of $428,970 and negative cash flows from operations of $372,250 for the period from August 14, 2007 (inception) to March 31, 2010. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Critical Accounting Policies

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share as of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2010, we issued 75,000 shares of common stock for $7,500 ($0.10/share).

On February 17, 2010, we issued 50,000 shares of common stock for $5,000 at $0.10 per share ($0.10/share).

These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The issuance was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act   for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

NEXT FUEL, INC.

Date: May 24, 2010	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors