Form 10-Q
period 2010-06-30
NEXT FUEL, INC.
filed 2010-08-23
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of August 18, 2010: 7,037,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Removed and Reserved	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Information

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010 (Unaudited)	September 30, 2009
Current Assets
Cash	$-	$79
Total Current Assets	-	79

Property and Equipment, net	2,620	3,355

Total Assets	$2,620	$3,434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$14,623	$10,235
Loan Payable	285,750	285,750
Total Liabilities	300,373	295,985

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,937,500 and 6,712,500
issued and outstanding, respectively	693	671
Additional paid-in capital	243,939	198,397
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(449,385)	(398,619)
Total Stockholders' Deficiency	(297,753)	(292,551)

Total Liabilities and Stockholders' Deficiency	$2,620	$3,434

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		For the Period from August 14, 2007
	2010	2009	2010	2009	(Inception) to June 30, 2010
Operating Expenses
Professional fees	$11,354	$47,986	$23,333	$137,270	$364,667
General and administrative	2,721	3,405	8,269	13,266	49,436
Total Operating Expenses	14,075	51,391	31,602	150,536	414,103

Loss from Operations	(14,075)	(51,391)	(31,602)	(150,536)	(414,103)

Other Expenses
Interest Expense	(6,340)	-	(19,164)	-	(35,282)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,415)	(51,391)	(50,766)	(150,536)	(449,385)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(20,415)	$(51,391)	$(50,766)	$(150,536)	$(449,385)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding
during the year - Basic and Diluted	6,927,500	4,588,135	6,845,467	4,973,464

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to June 30, 2010
(Unaudited)

							Deficit
							accumulated		Total
	Preferred Stock		Common stock		Additional		during the		Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	Treasury Stock	development stage	Subscription Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	225,000	22	22,478	-	-	-	22,500

In kind contribution of interest	-	-	-	-	19,164	-	-	-	19,164

In kind contribution of services	-	-	-	-	3,900	-	-	-	3,900

Net loss for the nine month period ended June 30, 2010	-	-	-	-	-	-	(50,766)	-	(50,766)

Balance, June 30, 2010	-	$-	6,937,500	$693	$243,939	$(93,000)	$(449,385)	$-	$(297,753)

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,		For the Period From August 14, 2007
	2010	2009	(Inception) to June 30, 2010
Cash Flows Used In Operating Activities:
Net Loss	$(50,766)	$(150,536)	$(449,385)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	3,900	3,900	15,000
In-kind contribution of interest	19,164	-	35,282
Depreciation expense	735	734	2,288
Changes in operating assets and liabilities:
Decrease in other receivables	-	233	-
Decrease in prepaid expenses	-	4,167	-
Increase (Decrease) in accounts payable and accrued expenses	4,388	(228)	14,623
Net Cash Used In Operating Activities	(22,579)	(141,730)	(381,692)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	40,000	325,750
Proceeds from advances	-	145,125	-
Repayments of loan payable	-	(40,000)	(40,000)
Purchase of treasury stock	-	(53,000)	(93,000)
Proceeds from issuance of common stock	22,500	27,500	193,850
Net Cash Provided by Financing Activities	22,500	119,625	386,600

Net Decrease in Cash	(79)	(22,105)	-

Cash at Beginning of Year/Period	79	26,071	-

Cash at End of Year/Period	$-	$3,966	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$127	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share as of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

(E) Property and Equipment

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

 (I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and loan payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2   PROPERTY AND EQUIPMENT

At June 30, 2010 and September 30, 2009 property and equipment is as follows:

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

	June 30, 2010	September 30, 2009

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(2,288)	(1,553)

	$2,620	$3,355

Depreciation expense for  the three and nine month ended June 30, 2010 and 2009 and the period from August 14, 2007 to June 30, 2010 was $263, $735, $166, $734 and $2,288 respectively.

NOTE 3   STOCKHOLDERS’ DEFICIT

(A)  Common Stock Issued for Cash

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

(B) In-Kind Contribution

For the nine months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 6).

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)
For the nine months ended June 30, 2010, the Company recorded contributed interest expense having a fair value of $19,164 (See Note 4).

For the year ended September 30, 2009, the Company recorded contributed interest expense having a fair value of $16,118.

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

For the period from August 14, 2007 (Inception) through September 30, 2007 a principal stockholder of the Company contributed cash of $100 (See Note 6).

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

NOTE 4           LOAN PAYABLE

During the year ended September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 has been repaid.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at June 30, 2010 is $285,750. For the nine months ended June 30, 2010 the Company recorded $19,164 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

During the year ended September 30, 2008, the Company received $140,625 of advances to fund operations.  The advances are unsecured, non interest bearing and due on demand.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)
NOTE 5           COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

NOTE 6           RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2010 a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

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

NOTE 7           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations and has a net loss since inception of $449,385 and negative cash flows from operations of $381,692 from inception. In addition there is a working capital deficiency of $300,373 and stockholders’ deficiency of $297,753 as of June 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)
Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8           BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  As of June 30, 2010, the terms of the agreement have not been completed (See Note 4).

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc.

NOTE 9           SUBSEQUENT EVENTS

On July 20, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

On August 10, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

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

Overview

We were incorporated in Nevada in August 2007 to conduct clinical trials for pharmaceutical companies in dedicated sites throughout the Americas. Initially, we intended to introduce our services in Central America. This was being done primarily because the costs of drug development are significantly lower and the clinical quality is that of the US.  We planned to sell our services to Pharmaceutical, Biotech and Medical Device companies that are primarily US based.  Our principal executive office location and mailing address is 210 Walford Way, Cary, NC 27519.  Our telephone number is 919-414-1458.

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

Results of Operations

For the three months ended June 30, 2010, we had $0 in revenue. Operating expenses for the three months ended June 30, 2010 totaled $14,075 resulting in a loss of $20,415. Operating expenses of $14,075 for the three months ended June 30, 2010 consisted of $2,721 for general and administrative expenses and $11,354 for professional fees.

For the three months ended June 30, 2009, we had $0 in revenue. Operating expenses for the three months ended June 30, 2010 totaled $51,391 resulting in a loss of $51,391. Operating expenses of $51,391 for the three months ended June 30, 2010 consisted of $3,405 for general and administrative expenses and $47,986 for professional fees.

For the nine months ended June 30, 2010, we had $0 in revenue. Operating expenses for the nine months ended June 30, 2010 totaled $31,602 resulting in a loss of $50,766. Operating expenses of $31,602 for the nine months ended June 30, 2010 consisted of $8,269 for general and administrative expenses and $23,333 for professional fees.

For the nine months ended June 30, 2009, we had $0 in revenue. Operating expenses for the nine months ended June 30, 2009 totaled $150,536 resulting in a loss of $150,536. Operating expenses of $150,536 for the nine months ended June 30, 2009 consisted of $13,266 for general and administrative expenses and $137,270 for professional fees.

In an effort to reduce expenses the Company has dramatically reduced the Professional Fees in 2010 compared to 2009.

Capital Resources and Liquidity

As of June 30, 2010, we had $0 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying condensed unaudited financial statements, we are in the development stage with no operations and have a net loss since inception of $449,385 and negative cash flows from operations of $381,692 for the period from August 14, 2007 (inception) to June 30, 2010. In addition there is a working capital deficiency of $300,373 and stockholders’ deficiency of $297,753 as of June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Subsequent Event

On July 20, 2010 an investor purchased 50,000 shares from the Company at an aggregate purchase price of $5,000 or $0.10 per share.

On August 10, 2010 an investor purchased 50,000 shares from the Company at an aggregate purchase price of $5,000 or $0.10 per share.

Critical Accounting Policies

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share as of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

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

NEXT FUEL, INC.

Date: August 23, 2010	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors