Form 10-K
period 2010-09-30
NEXT FUEL, INC.
filed 2010-12-23
CIK 1422949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

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

Revenues for year ended September 30, 2010: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2010, was: $0

Number of shares of the registrant’s common stock outstanding as of December 22, 2010 was: 7,087,500

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

Phase I:    First Stage of Testing in Humans

Phase II:  Dose-Finding and Safety Studies

Phase III: Expanded Large-Scale Safety and Efficacy Studies

Phase IV: Post-Marketing Studies

PHASE I:

Phase I consists of the evaluation of clinical pharmacology and toxicity.  Highlights of Phase I are:

·	Conducted to establish how a drug is absorbed, distributed, metabolized and eliminated from the body.
·	Conducted to determine the appropriate dose range with regard to safety.
·	Conducted in a limited number of healthy volunteers, typically around 20-80 patients.
·	Usually takes between nine and 18 months to complete.

PHASE II:

Phase II involves the initial evaluation of the trial drug for safety and treatment effect.  Highlights of Phase II are:

·	Conducted in a relatively limited number of patients (between 100 and 300) who have the disease or condition to be treated.
·	Focuses on dose-response, dosing schedule, or other issues related to preliminary safety and efficacy.
·	Usually takes anywhere from one to three years to complete.

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

ITEM 4.  (REMOVED AND RESERVED)

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

Holders of Our Common Stock

As of December 14, 2010, we had 55 shareholders of our common stock.

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

Results of Operations

For the year ended September 30, 2010, we had $0 in revenue. Operating expenses for the period totaled $39,309 consisting of $11,379 for general and administrative expenses and $27,930 for professional fees.   Interest expense on the loan payable was imputed at $25,513 for the year ended which resulted in a net loss of $64,822.

For the year ended September 30, 2009, we had $0 in revenue. Operating expenses for the period totaled $165,536 consisting of $18,999 for general and administrative expenses and $146,537 for professional fees.  Interest expense on the loan payable was imputed at $16,118 which resulted in a net loss of $181,654.

For the year ended September 30, 2009 operating expenses were significantly higher than the year ended September 30, 2010. Both general and administrative expenses and professional fees were higher in the year ending September 2009 versus September 2010.  Increase in 2009 was due to restatements and fees paid to business consulting.  In addition, there was incremental increase in interest expense in the year ending September 2010 vs. September 2009 of $9,395.

For the period from inception through September 30, 2010, we had $0 in revenue. Operating expenses for the period totaled $421,810 consisting of $52,546 for general and administrative expense and $369,264 for professional fees.  Interest expense on the loan payable was imputed at $41,631 for the period from August 14, 2007 (inception) to September 30, 2010 resulting in a net loss of $463,441.

Capital Resources and Liquidity

As of September 30, 2010, we had $0 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $463,441 and negative cash flows from operations of $391,692 from inception. In addition there is a working capital deficiency of $296,540 and stockholders’ deficiency of $294,167 as of September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Subsequent Event

On October 14, 2010, the Company issued 50,000 shares of common stock for $5,000 or $0.10 per share.

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The standard will not have any impact on our financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND 2009

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Next Fuel, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Next Fuel, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended September 30, 2010 and 2009 and the perio om August 14, 2007 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Next Fuel, Inc. (A Development Stage Company) as of September 30, 2010 and 2009 and the results of its operations and its cash flow for the years ended September 30, 2010 and 2009 and the period from August 14, 2007 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations and has a net loss since inception of $463,441 and negative cash flows from operations of $391,692 from inception. In addition, there is a working capital deficiency of $296,540 and stockholders' deficiency of $294,167 as of September 30, 2010. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
December 7, 2010

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2010	September 30, 2009
Current Assets
Cash	$-	$79
Total Current Assets	-	79

Property and Equipment, net	2,373	3,355

Total Assets	$2,373	$3,434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$10,790	$10,235
Loan Payable	285,750	285,750
Total Liabilities	296,540	295,985

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,937,500 and 6,712,500 issued and outstanding, respectively	703	671
Additional paid-in capital	261,571	198,397
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(463,441)	(398,619)
Total Stockholders' Deficiency	(294,167)	(292,551)

Total Liabilities and Stockholders' Deficiency	$2,373	$3,434

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Year Ended September 30,		For the Period from August 14, 2007
	2010	2009	(Inception) to September 30, 2010
Operating Expenses
Professional fees	$27,930	$146,537	$369,264
General and administrative	11,379	18,999	52,546
Total Operating Expenses	39,309	165,536	421,810

Loss from Operations	(39,309)	(165,536)	(421,810)

Other Expenses
Interest Expense	(25,513)	(16,118)	(41,631)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(64,822)	(181,654)	(463,441)

Provision for Income Taxes	-	-	-

NET LOSS	$(64,822)	$(181,654)	$(463,441)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding
during the year - Basic and Diluted	6,886,336	4,781,660

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to September 30, 2010

							Deficit
	Preferred Stock		Common stock		Additional		accumulated during the		Total Stockholder's
					paid-in	Treasury	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	$-	7,037,500	$703	$261,571	$(93,000)	$(463,441)	$-	$(294,167)

See accompanying notes to financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended September 30,		For the Period From August 14, 2007
	2010	2009	(Inception) to September 30, 2010
Cash Flows Used In Operating Activities:
Net Loss	$(64,822)	$(181,654)	$(463,441)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	5,200	5,200	16,300
In-kind contribution of interest	25,506	16,118	41,624
Depreciation expense	982	982	2,535
Changes in operating assets and liabilities:
Decrease in other receivables	-	233	-
Decrease in prepaid expenses	-	4,167	-
Increase (Decrease) in accounts payable and accrued expenses	555	9,337	10,790
Net Cash Used In Operating Activities	(32,579)	(145,617)	(391,692)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	185,125	325,750
Repayments of loan payable	-	(40,000)	(40,000)
Purchase of treasury stock	-	(53,000)	(93,000)
Proceeds from issuance of common stock	32,500	27,500	203,850
Net Cash Provided by Financing Activities	32,500	119,625	396,600

Net (Decrease) in Cash	(79)	(25,992)	-

Cash at Beginning of Year/Period	79	26,071	-

Cash at End of Year/Period	$-	$79	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$127	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$-	$-

See accompanying notes to financial statements.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Clinical Trials of the Americas, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Clinical Trials of the Americas, Inc. is a service-based firm that will provide clinical trial investigator services to pharmaceutical companies throughout the Americas.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share". As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

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

	2010	2009

Expected income tax expense at the statutory rate of 38.55%	$(24,991)	$(70,034)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	11,840	8,218
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	13,151	61,816

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$155,628	$142,477
Valuation allowance	(155,628)	(142,477)
Deferred income taxes	$-	$-

As of September 30, 2010 and 2009 the Company has a net operating loss carryforward of approximately $404,978 per S-1 and $370,862, respectively, available to offset future taxable income through 2030. The valuation allowance at September 30, 2010 was $155,628.  The valuation allowance at September 30, 2009 was $142,477. The net change in the valuation allowance for the year ended September 30, 2010 was an increase of $13,151.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

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

NOTE 2	PROPERTY AND EQUIPMENT

At September 30, 2010 and September 30, 2009 property and equipment is as follows:

	September 30, 2010	September 30, 2009

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(2,535)	(1,553)

	$2,373	$3,355

Depreciation expense for the year ended September 30, 2010 and 2009 and the period from August 14, 2007 to September 30, 2010 was $982, $982 and $2,535 respectively.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On August 10, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

On July 20, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

On April 13, 2010, the Company issued 75,000 shares of common stock for $7,500 ($0.10/share).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

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

(B) In-Kind Contribution

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the year ended September 30, 2010, the Company recorded contributed interest expense having a fair value of $25,506 (See Note 4).

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
AS OF SEPTEMBER 30, 2010 AND 2009

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

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at September 30, 2010 is $285,750. For the year ended September 30, 2010 the Company recorded $25,506 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

NOTE 5	COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

NOTE 6	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2010 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

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
AS OF SEPTEMBER 30, 2010 AND 2009

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 3(B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 3(C)).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $463,441 and negative cash flows from operations of $391,692 from inception. In addition there is a working capital deficiency of $296,540 and stockholders’ deficiency of $294,167 as of September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  As of September 30, 2010, the terms of the agreement have not been completed (See Note 4).

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc. (See Note 1(A))

NOTE 9	SUBSEQUENT EVENT

         On October 14, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

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

ITEM 9A(T):    CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	The Company did not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded in the financial statements;
2.	The Company did not have the proper support for is note payable agreement and treasury stock transaction; and
3.	The Company did not have approval from its Board of Directors prior to entering into the note payable agreement and treasury stock transaction.

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

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K;
2.	We will increase management oversight of accounting and reporting functions in the future; and
3.	We will insure that our board of Directors approve all material agreements prior to entering into such transactions.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held

John Cline	53	President/Director
Beverly W. Cline	53	Secretary and Director

John Cline, 53, President.  Mr. Cline has been president, chief executive officer and a member of Etrials' board of directors since March 2000. Mr. Cline was the Vice President of Sales and Marketing of MiniDoc AB, a publicly held Swedish corporation, from September 1997 until December 1999, when he founded and became the president, chief executive officer and a member of the Board of Directors of Expidata, Inc., which was acquired by Etrials in March 2000. Mr. Cline received his BA degree from the University of Georgia

Beverly W. Cline, 53, Secretary.  Beverly W. Cline was a cofounder of Exipidata, which through numerous transactions became Etrials worldwide a NASDAQ Global Market company. Mrs. Cline was instrumental in the planning, developing and execution of the company’s early business plan. She is also active in various investments and business ventures. She holds a Bachelor of Science degree from West Virginia University.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2010.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to the Form 10K/A filed with the SEC on August 21, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Cline President, Chief Executive Officer and Director	2010	$0	0	0	0	0	0	0	$0
	2009	$0	0	0	0	0	0	0	$0

Beverly Cline, Secretary and Director	2010	$0	0	0	0	0	0	0	$0
	2009	$0	0	0	0	0	0	0	$0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

John Cline 210 Walford Way Cary, NC 27519	2,500,000	57.4%

Beverly W. Cline 210 Walford Way Cary, NC 27519	1,424,731	32.7%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

For the year ended September 30, 2010 a shareholder of the Company contributed services having a fair value of $5,200.

For the year ended September 30, 2009 the shareholder of the Company contributed services having a fair value of $5,200.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2010 and 2009, we were billed approximately $14,675 and $14,050 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2010 and 2009.

Tax Fees

For the Company’s fiscal year ended September 30, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2010 and 2009.

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

NEXT FUEL, INC.

By:	/s/John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	December 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cline	President, Chief Executive Officer,	December 23, 2010
John Cline	Chief Financial Officer, Chairman of the Board of Directors