Form 10-Q
period 2010-12-31
NEXT FUEL, INC.
filed 2011-02-10
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of February 10, 2011: 7,087,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

December 31, 2010

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

SIGNATURE

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2010 (UNAUDITED) AND AS OF SEPTEMBER 30, 2010.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED), AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED), AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2010	September 30, 2010
	(Unaudited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Property and Equipment, net	2,126	2,373

Total Assets	$2,126	$2,373

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$15,558	$10,790
Loan Payable	285,750	285,750
Total Liabilities	301,308	296,540

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,087,500 and 7,037,500
issued and outstanding, respectively	708	703
Additional paid-in capital	274,278	261,571
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(481,168)	(463,441)
Total Stockholders' Deficiency	(299,182)	(294,167)

Total Liabilities and Stockholders' Deficiency	$2,126	$2,373

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Period from August 14, 2007
	2010	2009	(Inception) to December 31, 2010
Operating Expenses
Professional fees	$8,701	$5,625	$377,965
General and administrative	2,614	2,232	55,160
Total Operating Expenses	11,315	7,857	433,125

Loss from Operations	(11,315)	(7,857)	(433,125)

Other Expenses
Interest Expense	(6,412)	(6,482)	(48,043)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(17,727)	(14,339)	(481,168)

Provision for Income Taxes	-	-	-

NET LOSS	$(17,727)	$(14,339)	$(481,168)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	7,080,357	6,774,457

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to December 31, 2010
(Unaudited)

							Deficit
	Preferred Stock		Common stock				accumulated		Total
					Additional		during the		Stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	Treasury Stock	development stage	Subscription Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

In kind contribution of interest	-	-	-	-	6,412	-	-	-	6,412

In kind contribution of services	-	-	-	-	1,300	-	-	-	1,300

Net loss for the period ended December 31, 2010	-	-	-	-	-	-	(17,727)	-	(17,727)

Balance, December 31, 2010	-	$-	7,087,500	$708	$274,278	$(93,000)	$(481,168)	$-	$(299,182)

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		For the Period From August 14, 2007
	2010	2009	(Inception) to December 31, 2010
Cash Flows Used In Operating Activities:
Net Loss	$(17,727)	$(14,339)	$(481,168)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
In-kind contribution of services	1,300	1,300	17,600
In-kind contribution of interest	6,412	6,483	48,036
Depreciation expense	247	247	2,782
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	4,768	(3,590)	15,558
Net Cash Used In Operating Activities	(5,000)	(9,899)	(396,692)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Repayments of loan payable	-	-	(40,000)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock	5,000	10,000	208,850
Net Cash Provided by Financing Activities	5,000	10,000	401,600

Net Increase in Cash	-	101	-

Cash at Beginning of Year/Period	-	79	-

Cash at End of Year/Period	$-	$180	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, respectively, the Company had no cash equivalents.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(UNAUDITED)

NOTE 2         PROPERTY AND EQUIPMENT

At December 31, 2010 and September 30, 2010 property and equipment is as follows:

	December 31, 2010	September 30, 2010

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(2,782)	(2,535)

	$2,126	$2,373

Depreciation expense for the three months ended December 31, 2010 and 2009 and the period from August 14, 2007 to December 31, 2010 was $247, $247 and $2,782 respectively.

NOTE 3          STOCKHOLDERS’ EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash

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
AS OF DECEMBER 31, 2010
(UNAUDITED)

For the year ended September 30, 2007 the Company issued 390,000 shares of common stock for $39,000 ($0.10/share).

(B) In-Kind Contribution

For the three months ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 6).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the three months ended December, 31 2010, the Company recorded contributed interest expense having a fair value of $6,412 (See Note 4).

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
AS OF DECEMBER 31, 2010
(UNAUDITED)

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000.

NOTE 4          LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 8).  The remaining loan balance at December 31, 2010 is $285,750. Through the December 31, 2010 the Company recorded $48,036 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

NOTE 5          COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008.

NOTE 6          RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 3(B)).

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
AS OF DECEMBER 31, 2010
(UNAUDITED)

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 3(C)).

NOTE 7          GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations and has a net loss since inception of $481,168 and negative cash flows from operations of $396,692 from inception. In addition there is a working capital deficiency of $301,308 and stockholders’ deficiency of $299,182 as of December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8          BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  As of December 31, 2010, the terms of the agreement have not been completed (See Note 4).

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc. (See Note 1 (A)).

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

Plan of Operation

We were trying to establish business relationships with preferred Clinical Research Organization’s (“CRO’s”) who will source and package our services to their clients. Many pharmaceutical companies prefer large global companies that can provide a one-stop shop approach. Since what we do is only a sub segment of the client’s total needs we will be a subcontractor should those CRO’s find opportunities where our services can be of benefit to their clients.

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

3.       We intended to launch a targeted marketing campaign focusing on trade show participation, media promotions and public relations. We intended to support these marketing efforts through the development of high quality printed marketing materials and an attractive and informative trade and consumer website, www.clinicaltrialsofamerica.com. We expected the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expected to invest between $1,000 and $5,000 in accounting and inventory management software. We accomplished some of our goals but because of the economic downturn we were unable to create any real business transactions.

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

Results of Operations

For the three months ended December 31, 2010, we had $0 in revenue. Operating expenses for the three months ended December 31, 2010 totaled $11,315 and interest expense totaled $6,412 which resulted in a loss of $17,727. Operating expenses of $11,315 for the three months ended December 31, 2010 consisted of $2,614 for general and administrative expenses and $8,701 for professional fees.

For the three months ended December 31, 2009, we had $0 in revenue. Operating expenses for the three months ended December 31, 2009 totaled $7,857 and interest expense totaled $6,482 which resulted in a loss of $14,339. Operating expenses of $7,857 for the three months ended December 31, 2009 consisted of $2,232 for general and administrative expenses and $5,625 for professional fees.

Capital Resources and Liquidity

As of December 31, 2010, we had $0 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying condensed unaudited financial statements, we are in the development stage with no operations and have a net loss since inception of $481,168 and negative cash flows from operations of $396,692 for the period from August 14, 2007 (inception) to December 31, 2010. In addition there is a working capital deficiency of $301,308 and stockholders’ deficiency of $299,182 as of December 31, 2010.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.  As of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance of shares by us did not involve a public offering. The issuance was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act   for this transaction.

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

NEXT FUEL, INC.

Date: February 10, 2011	By:	/s/ John Cline
John Cline
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors