Form 10-Q
period 2011-03-31
NEXT FUEL, INC.
filed 2011-05-16
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-148493

NEXT FUEL, INC.
 (Exact name of registrant as specified in it's charter)

NEVADA	32-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

821 Frank Street Sheridan WY 82801
 (Address of Principal Executive Offices)
 _______________

     (307) 674-2145
 (Registrant's Telephone number, including area code)
_______________

210 Walford Way
Cary, North Carolina 27519
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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 13, 2011: 9,147,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Control and Procedures	22

PART II-- OTHER INFORMATION

SIGNATURE

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF SEPTEMBER 30, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	6 - 15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash	$585	$-
Total Current Assets	585	-

Property and Equipment, net	1,884	2,373

Total Assets	$2,469	$2,373

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$71,260	$10,790
Loan Payable	285,750	285,750
Total Liabilities	357,010	296,540

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,647,500 and 7,037,500
issued and outstanding, respectively	1,064	703
Additional paid-in capital	18,409,595	261,571
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(18,572,200)	(463,441)
Stock subscription receivable	(100,000)	-
Total Stockholders' Deficiency	(354,541)	(294,167)

Total Liabilities and Stockholders' Deficiency	$2,469	$2,373

See accompanying notes to condensed unaudited financial statements.

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007(Inception) to March
	2011	2010	2011	2010	31, 2011
Operating Expenses
Professional fees	$379,232	$6,354	$387,933	$11,979	$757,197
Research and development costs	17,649,999	-	17,649,999	-	17,649,999
General and administrative	5,389	3,316	8,003	5,548	60,549
Total Operating Expenses	18,034,620	9,670	18,045,935	17,527	18,467,745

Loss from Operations	(18,034,620)	(9,670)	(18,045,935)	(17,527)	(18,467,745)

Other Expenses
Interest Expense	(56,412)	(6,341)	(62,824)	(12,824)	(104,455)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(18,091,032)	(16,011)	(18,108,759)	(30,351)	(18,572,200)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(18,091,032)	$(16,011)	$(18,108,759)	$(30,351)	$(18,572,200)

Net Loss Per Share - Basic and Diluted	$(2.51)	$(0.00)	$(2.54)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	7,206,167	6,835,833	7,142,914	6,804,808

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to March 31, 2011
(Unaudited)

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

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to March 31, 2011
(Unaudited)

							Deficit
	Preferred Stock		Common stock		Additional		accumulated during the		Total Stockholder's
					paid-in	Treasury	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficiency)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	(100,000)	(4,038)

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of related party convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the six months ended March 31, 2011	-	-	-	-	-	-	(18,108,759)	-	(18,108,759)

Balance, March 31, 2011	-	$-	10,647,500	$1,064	$18,409,595	$(93,000)	$(18,572,200)	$(100,000)	$(354,541)

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007(Inception) to March
	2011	2010	31, 2011
Cash Flows Used In Operating Activities:
Net Loss	$(18,108,759)	$(30,351)	$(18,572,200)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	500
Common stock issued for intellectual property	17,644,999	-	17,644,999
Beneficial conversion feature in stock conversion	50,000	-	50,000
In-kind contribution of services	289,600	2,600	305,900
In-kind contribution of interest	12,824	12,824	54,448
Depreciation expense	489	471	3,024
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	60,470	1,319	71,260
Net Cash Used In Operating Activities	(50,377)	(13,137)	(442,069)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	-	-	(4,908)
Net Cash Used In Investing Activities	-	-	(4,908)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from convertible note payable	50,000		50,000
Repayments of loan payable	-	-	(40,000)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	962	15,000	204,812
Net Cash Provided by Financing Activities	50,962	15,000	447,562

Net (Decrease) in Cash	585	1,863	585

Cash at Beginning of Year/Period	-	79	-

Cash at End of Year/Period	$585	$1,942	$585

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$100,000	$-	$100,000

During the six months ended March 31, 2011 the Company converted $50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share. The Company also recongnized a $50,000 benefical conversion feature as an interest expense on the conversion.

See accompanying notes to condensed unaudited financial statements

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc. (see Note 9).

Activities during the development stage include initiating pilot test work,  finalizing the business plan and raising capital.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and six months ended March 31, 2011 and 2010, 1,000,000, 1,000,000, 0 and 0,  shares, respectively,were issuable upon the exercise of warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

(J) Research and Development

Under ASC No 350, goodwill and any other intangible assets deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to impairment reviews, which must be performed at least  annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company charges costs related to research and development to expense as incurred.

NOTE 2    PROPERTY AND EQUIPMENT

At March 31, 2011 and September 30, 2010 property and equipment is as follows:

	March 31, 2011	September 30, 2010

Computer Equipment	$4,908	$4,908
Less accumulated depreciation	(3,024)	(2,535)

	$1,884	$2,373

Depreciation expense for the six months ended March 31, 2011 and 2010 and the period from August 14, 2007 to March 31, 2011 was $489, $471 and $3,024 respectively.

NOTE 3    STOCKHOLDERS’EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash

On October 14, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

(B) In-Kind Contribution

For the six months ended March 31, 2011 a principal stockholder of the Company contributed services on behalf of the Company related to the acquisition of the intellectual property with a fair value of $287,000 (See Note 7).

For the six months ended March 31, 2011, a stockholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2010, a stockholder of the Company contributed services having a fair value of $5,200 (See Note 7).

For the six months ended March 31, 2011, the Company recorded contributed interest expense having a fair value of $12,824 (See Note 4).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

For the period from August 14, 2007 (Inception) through September 30, 2007 a principal stockholder of the Company contributed cash of $100 (See Note 7).

(C) Stock Issued for Services and Intellectual Property

On March 28, 2011, the Company issued 3,010,000 shares of Company’s common stock, having a fair value of $13,394,500 on the grant date and 1,000,000 warrants having a fair value of $4,250,499(See Note 3(F)) in exchange for intellectual property.

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

(E) Subscription Receivable

On March 28, 2011, the Company entered into a stock subscription agreement for the sale of up to 1,000,000 shares of common stock in two installments.  The Company sold, in the first installment, an aggregate of 50,000 shares of common stock in exchange for a subscription receivable totaling $100,000 ($2/share), less $4,038 in stock offering costs. During the month of April 2010, the Company collected $100,000. (See Note 10)

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(F)  Stock Warrants Issued for Intellectual Property

The following tables summarize all warrant grants for the three months ended March 31, 2011 and 2010, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	-	-
Granted	1,000,000	$0.20
Exercised	-
Expired	-
Balance at March 31, 2011	1,000,000
Warrants Exercisable at March 31, 2011	1,000,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

 The following table summarizes information about stock warrants for the Company as of March 31, 2011 and 2010:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.92	$0.20	1,000,000	$0.20

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The options vest immediately.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

(G)  Conversion of Note Payable

During the six months ended March 31, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Note 5).

NOTE 4     LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 9).  The remaining loan balance at March 31, 2011 is $285,750. Through  March 31, 2011, the Company recorded $54,448 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand (See Note 3(B)).

NOTE 5     CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received $50,000 for an unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011, the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock. In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G), 6 and 7).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 6     COMMITMENTS

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated effective October 1, 2008. Effective February 1, 2011,the Company re-entered the consulting agreement.  The Company is required to pay $4,500 a month.  The agreement will remain ineffect unless either party desires to cancel the agreement.

NOTE 7     RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2011, a stockholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the six months ended March 31, 2011 a principal stockholder of the Company contributed services on behalf of the Company in the acquisition of the intellectual property with a fair value of $287,000 (See Note 3(B)).

On February 22, 2011, the Company received $50,000 for an unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock. In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G) 5, and 6).

For the year ended September 30, 2010 a stockholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended September 30, 2009 a stockholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended September 30, 2008 the stockholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

For the period from August 14, 2007 (Inception) throughSeptember 30, 2007, the Company received $100 from a principal stockholder. Proceeds have been recorded as an in-kind contribution (See Note 3(B)).

For the period from August 14, 2007 (Inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $700 (See Note 3(B)).

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 3(C)).

NOTE 8     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations and has a net loss since inception of $18,572,200 and negative cash flows from operations of $442,069 from inception. In addition there is a working capital deficiency of $356,425 and stockholders’ deficiency of $354,541 as of March 31, 2011. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9    BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000.  The agreement was terminated on February 22, 2011 without consummating the acquisition (See Note 4).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 10  SUBSEQUENT EVENTS

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013.  The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013.  The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013.  The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013.  The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 6, 2011, the Company issued 25,000 shares of common stock for $50,000 ($2/share).

On April 15, 2011, the Company issued 25,000 shares of common stock for $50,000 ($2/share).

On May 13, 2011, the Company issued 950,000 shares of common stock for a purchase price of $2 per share as the second installment of the subscription agreement (See Note 3).

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. "Risk Factors" of Part II of this Report and elsewhere in this Report.

Recent Events

Following acquisition of the Goal-to-Gas Technology described herein, during April and May 2011:

•
We raised approximately $2 million from sales of 1 million shares of our Common Stock as described in Item 2 of Part II of this Report. Concurrently, with such financing, Mr. Guangwei Guo, a representative of the investors, replaced Mr. John Cline on our Board of Directors.

•
We entered into a pilot test agreement with PT Enviro Energy, which owns certain lignite deposits in Sumatra, Indonesia.  Testing in the field has begun.  We expect field work will be completed by May 30, 2011 and testing completed by July 30, 2011.  The agreement calls for negotiating a license agreement, if the tests are positive, with the Company to receive twenty (20%) of net profits of gas produced utilizing our technology from fields owned or operated by PT Enviro Energy.

•
We entered into a pilot test agreement and memorandum of understanding with San Ding Jiu Yuan/Future Fuel, which is affiliated with investors that purchased shares of our common stock as described in Item 2 of Part II of this Report.  Field testing in Inner Mongolia in the People's Republic of China is expected to begin by July 30, 2011.  We expect all field work will be competed by September 30, 2011 and testing completed by December 31, 2011.  The agreement and memorandum of understanding calls for an exclusive license for all of the People's Republic of China based on terms described in the memorandum of understanding, if the tests are positive, with the Company to receive $30,000 (US) per pumping unit with a minimum of $1,500,000 (US) annually beginning December 1, 2011.  These numbers in the memorandum of understanding are based on at least fifty pumping units and anticipated minimum production in the range of 1.5 million to 2 million cubic meters of natural gas annually per pumping unit.  Rates will be adjusted based on actual production from two demo sites.

We currently derive no revenue from the field test agreements described above and are incurring substantial expenses to conduct the tests.  There can be no assurance that the agreements described above will result in actual future revenue to us, or the amount or duration of any revenue we may derive.  See "Risk Factors" in Item 1A of Part II of this Report, for factors that could cause actual results to differ from the forward looking statements we have made about field tests and possible future licenses and revenue.

History

We, Next Fuel, Inc. (NXFI), were organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc.  Our stock began trading on the Over the Counter Bulletin Board on June 11, 2008 under the trading symbol "CLLL".  We were not successful in raising capital for a clinical trials business.  On May 21, 2009, we changed our name to Next Fuel, Inc. after we signed an agreement with Next Fuel, Inc., a Delaware corporation ("Next Fuel- Delaware") to acquire the energy related business of Next Fuel - Delaware.  We then changed our trading symbol to "NXFI."  The agreement with Next Fuel - Delaware was terminated on February 22, 2011, without consummating the acquisition.  We have no ownership or other right or interest in either Next Fuel - Delaware or any of its assets or business.

We purchased  certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas") Technology from five individuals (the "Sellers") pursuant to a Technology and Intellectual Property Purchase Agreement dated as of March 28, 2011 (the "Technology Purchase Agreement").  Four of the five individuals who developed the acquired technology and intellectual property joined the Company as officers and employees.  Our current business, which we began pursuing after that technology acquisition, is based on the acquired Coal-to-Gas Technology.

Our principal office and mailing address is located at 821 Frank Street, Sheridan, Wyoming 82801 and our telephone number is (307) 674-2145.

Business Description

We develop and commercialize innovative technologies associated with renewable energy, such as unconventional natural gas production from lower grade coal, lignite, oil shale and other carbonaceous deposits.  We refer to this generally as Coal to Gas (or "CTG") Technology.

We are a technology provider and service company that assists owners of natural gas production resources to increase the efficiency of their operations by providing CTG technology and technical support services utilizing our CTG technology.  We do not plan to own or develop natural gas production projects.

We focus on "natural gas" that is a byproduct of micro organisms interacting with dissolved bioamenable carbon compounds in coal beds.  Our Coal to Gas Technology maximizes these natural processes to enable owners of carbonaceous deposits, like coal and lignite, to enhance and resume commercial scale natural gas production from declining and/or depleted coal bed natural gas (CBNG) wells and/or initiate and sustain biogenic methane production in coal and other carbon formations in which native microorganisms are active.

We expect that our initial focus will be to generate methane gas from lignite deposits.  Lignite, which is sometimes referred to as "brown coal," generally contains BTU levels between those of peat and sub bituminous coal.  Lignite also produces greater pollutants than bituminous coal, when burned.  We are focusing on customers with lignite deposits first, because lower BTUs and greater pollutants have discouraged development of lignite resources in many areas.  The combination of lower BTU levels and greater pollutants has made lignite deposits less valuable that coal deposits.  Consequently, owners of lignite deposits are motivated to begin to earn a return from their lignite resources or to increase their return from such resources.

Later, we will seek to expand our business into existing coal fields (e.g., subbituminous and lignite) that are already being used to generate CBNG.  Gas production at such coal to gas fields typically declines over time.  At some point, gas production becomes economically unprofitable.  Our CTG technology can potentially enable owners of coal resources to decrease the rate of decline of their coal to gas resources, revert gas production, and extend the economic viability life of such coal to gas resources.  Depleted coal reservoirs could potentially be brought back into long-term, sustainable gas production and biologically active coal seams can be engineered to produce methane.

Our CTG technology can be implemented by using existing infrastructure.   This can significantly reduce overall capital costs.  In addition, our CTG technology is an in situ process that biologically transforms coal into clean burning natural gas in the ground.  We do not extract coal from the ground to produce gas from our CTG technology like some other coal utilization technologies, such as integrated gasification combined cycle (IGCC), underground coal gasification, and coal liquefaction (to diesel) and conversion.

Coal to Gas (CTG) Technology Description

Methane gas is a naturally occurring product that generally is produced by indigenous microorganisms metabolizing water soluble and biologically amenable compounds trapped in many coal and other carbonaceous structures.  Methane producing processes can stop or substantially decline when nutrients and/or trace elements that are key to sustaining microbial metabolisms and reproduction decline.  In other cases, when suitable substrates (e.g., bioavailable carbonaceous compounds) can no longer be accessed by microorganisms, the gas production ceases. Our Coal to Gas process re-introduces amendments we have designed and tested to the wide range of microorganisms that exist in the seams of coal and other carbonaceous deposits that originally formed the methane gas extracted from CBNG.  Our Coal to Gas technology can rejuvenate, resume, and enhance gas production at an attractively low cost.

Our proprietary amendments consist of constituents with depolymerizing and structure-altering functions to “condition” coal for the follow-up pathways for gas production.  Our amendments recipe also contains nutrients (nitrogenous, phosphorus, and other micronutrients), trace vitamins, oxygen scavengers, carbon dioxide, pH adjusters, and others.  Our amendments have been tested and optimized to achieve enhanced and sustainable CBNG production from coal samples collected from both domestic and international resources.

Although our technology is suitable for a range of carbonaceous deposits, such as coal, lignite and oil shale, we generally compete in what is called the Coal to Gas (or "CTG") business.  Our technology incorporates biotechnology into energy production to create a renewable and sustainable source of the cleanest burning fossil fuel, natural gas, from lower grade coal via microbial pathways catalyzed by indigenous microorganisms.  Our CTG technology enhances naturally occurring processes with environmentally friendly engineering.  We believe using our technical approach of relying on and enhancing indigenous native microorganisms in many carbonaceous deposits eliminates many potential issues associated with genetically engineered microbes.  In addition, our amendments recipes that partially consist of CTG technology, contain food-grade compounds and regular salts that are harmless and have been widely used in agricultural practices.  We expect this will significantly help meet many environmental rules and regulations.

Several competitors also inject nutrients and other materials to help promote greater microbial activities to produce methane.  Each company uses its own recipes for amendments.  Since 2001, several members of our team have been testing and improving our own formula.  Based on both laboratory and field tests, we believe our amendments provide us with a substantial competitive advantage.  We intend to deliver our amendments to our project partners (often at production cost) in granular form and dissolve them into the site formation water before injecting them into the coal or other deposits.

We pre-condition the carbonaceous deposits with amendments that cause the deposits to expand and to alter structure.  This creates more porosity, which allows groundwater to dissolve certain carbon compounds that are already contained in most carbonaceous deposits, which serve as substrates for the indigenous microorganisms to metabolize and convert.  In effect, our CTG technology opens the door to the microorganisms' natural sources of substrates.  Our CTG technology then stimulates microorganisms' activity with amendments, which we proactively circulate throughout the carbonaceous deposits.  When the stimulated microorganisms convert the dissolved and bioamenable carbon compounds, our CTG technology helps to release methane gas from the coal beds as a major byproduct produced by the diverse but interactive microbial pathways involved. In this process, our CTG technology helps naturally occurring microorganisms through their life cycle.  In return, these microorganisms “breath” methane gas as a commercial product.  Therefore, implementing our Coal to Gas technology actually enhances a natural process.

Our technology mimics nature's creation.  We attribute the faster and higher gas producing rate to providing a mechanism to expose large amounts of the coal seam to well designed amendments until the microorganisms convert the natural bioavailable carbonaceous compounds in the coal seam to natural gas.  We inject the amendments to establish self-sustaining, real-time biogenic methane production in coal and other carbon containing matrices.

We achieve circulation of amendments via a low pressure pumping network.  The volumes of liquids being pumped are much lower than other gas production methods.  For example, hydraulic fracking uses exponentially larger volumes of water and much higher pressure pumps than our CTG technology uses.

Business Model and Monetization Strategy and Target Customers

We plan to execute a technical service style business model, in which we help owners of coal, lignite and other carbonaceous deposits increase their revenue.  We do not plan to either own or operate gas development companies.

We believe our business model will enable us to deliver our CTG technology to many potential clients in many geographic areas utilizing less manpower and other resources.  By focusing more on technical service and implementation and less on actual field operations, we seek to maximize the commercial return through technology implementation. This business model also allows us to devote more of our capital, management and other resources to developing new opportunities, rather than overseeing field operations.  By providing technical services to increase project revenue, instead of becoming a competing producer and operator, we offer a win-win business proposition for resource owners.

We plan to use tight quality control over the technology by concentrating on the science and implementation protocols.  At the same time, the operations background of some of our key personnel will provide the needed oversight to help owners and operators of gas projects to successfully start up their operations.

We are currently discussing field demonstration tests and long-term collaborative gas production with potential partner resource owners (“partners” or “clients”) with coal rights in the U.S., Indonesia, China, Australia, and Canada.

We plan to derive revenue from three primary sources: (1) license royalties or other  revenue from the gas being produced by our clients using our technology; (2) sales of amendments that we produce and deliver to customers; and (3) services or project implementation fees.

We will initially focus on entering into contracts for long-term royalties and similar ongoing payments based on increased production.  After we prove our CTG technology's results in commercial volumes, we plan to add revenues from sales of amendments and technical services.

We expect to begin generating revenue approximately one year after we enter into agreements with clients and initiate field demonstration projects.  After the initial demonstrations, we also expect the lag between entering into an agreement and revenue generation will decrease significantly.

We will also investigate potential opportunities to utilize our technology to facilitate sequestration and conversion of CO2, because burning gas produces less CO2 than burning the coal or lignite that produces the gas.  Therefore, carbon credits may be a potential source of revenue.

Competitors

A few privately owned companies utilize amendments to stimulate production of natural gas by microorganisms in the ground.  We believe Luca Technologies (in Golden, Colorado) is the best capitalized of these potential competitors.  We explain above in "Coal to Gas Technology Description" how we believe our CTG technology works compared to other competitors.

Beyond this small number of potential competitors who utilize similar technology approaches is the huge natural gas marketplace that consists of thousands of companies worldwide, many of which are much larger and have greater capital and other resources than we have.

See Item 1A "Risk Factors" of Part II of this Report for information about the risks competitors pose to our business.

Intellectual Property Protection

We have acquired two pending patent applications (US pending patent, application # 61/374,796 and Chinese patent application # 20100268938.37) in the United States and China whose claims cover in-situ, biogenic nutrient circulation methods.  The patent review and award process is lengthy and is subject to many factors outside our control.  There is, therefore, no assurance that our patent applications will result in issuance of any patents or of the scope of any claims of any patents that might issue.

Many participants in the energy business have numerous patents.  Although, to our knowledge, our CTG technology does not infringe any patents, an exhaustive search of relevant patents is unrealistic given our limited resources.  There can be no assurance that our technology does not infringe the patents of other energy industry participants.

The recipes of amendments we inject to foster the biogenic process by microorganisms are trade secrets that developed from the technical know-how of our personnel.  Although the macro components of amendments each company in our industry injects into the ground may be similar, the proprietary ingredients and their dosages can substantially affect the rates of CBNG production.

See Item 1A "Risk Factors" of Part II of this Report for a discussion of risks to our business related to intellectual property.

Test Results

Our technical team has conducted laboratory feasibility studies by using coal samples collected from both domestic and international carbonaceous deposits.  Laboratory results have shown that high levels of fresh biogenic coal bed methane gas can be generated within a short time from most of those coal samples.  Small scale field test shows that 10-30 Mcf/d of biogenic coal bed has been produced for a number of months from zero to negative (vacuum) baseline.  Our laboratory tests have detected the creation of fresh biogenic coal bed methane gas within a week, while we have detected newly formed biogenic coal bed in our small scale field pilot in just over 20 days.

Management

Our management team is led by individuals who have experience building both domestic and international business relationships.  With the uncertainty in domestic regulations on biogenic coal bed, we are focusing on existing overseas contacts in the short term.  We will continue working on domestic contacts with the expectation that local regulations will become more favorable over time.  Our implementation team is led by professionals with decades of experienced in R&D and putting technology to work to produce results.  See Item 5 of Part II of this Report under the heading "Directors and Executive Officers" for additional information about our management team.  See Item 1A "Risk Factors" of Part II of this Report for a discussion of risks related to our management.

We currently employ five people and have identified prospective employees in the USA and Asia where we expect to both have projects with customers and to produce the amendments we will inject into carbonaceous deposits to implement our CTG technology.  We currently outsource our financial reporting and other administrative functions (including the reporting requirements of a public company), but we expect to employ additional staff for administrative functions.

Environmental

Many environmental laws, rules and regulations cover the energy business in general and the natural gas business in particular. The laws, rules and regulations cover a range of issues, including groundwater, air emissions, and carbon emissions. Currently the CBNG industry, especially biological CBNG, is governed by general environmental laws and not by laws designed specifically for CBNG. Although we believe our CTG technology is environmentally friendly, in the short-term we believe locations outside the United States will offer a more favorable regulatory environment to introduce our technology and prove its environmental safety. See Item 1A "Risk Factors" of PART II of this Report for a discussion of environmental risks to our business.

Legal Proceedings.

See Item 1 of Part II of this Report.

Plan of Operation

During the quarter ended March 31, 2011 we devoted out efforts to acquiring the Coal-to-Gas Technology and capital raising activities described elsewhere in this Report.  Most of the expense we incurred during this period related to acquisition activities.

Results of Operations

For the three months and six month periods ended March 31, 2011, we had $0 in revenue. Operating expenses for the three and six month periods ended March 31, 2011 totaled $18,034,620 and $18,045,935 respectively and interest expense totaled $56,412 and $62,824 respectively, which resulted in a net loss of $18,091,032 during the three month period ended March 31, 2011 and $18,108,759 during the six month period ended March 31, 2011. Operating expenses of $18,034,620  for the three month period ended March 31, 2011 consisted of $379,232 for professional fees, $17,649,999 for research and development costs, and $5,389 for general and administrative.  Most of these fees and expenses related to the acquisition of the coal-to-gas technology.

For the three months and six month periods ended March 31, 2010, we had $0 in revenue. Operating expenses for the three months and six month periods ended March 31, 2010 totaled $9,670 and $17,527 respectively and interest expense totaled $6,341 and $12,824 respectively, which resulted in a net loss of $16,011 during the three month period ended March 31, 2010 and $30,351 during the six month period ended March 31, 2010. Operating expenses of $9,670  for the three month period ended March 31, 2010 consisted of $3,316 for general and administrative expenses and $6,354 for professional fees.

Capital Resources and Liquidity

As of March 31, 2011, we had $585 in cash and $285,750 of debt, but we raised approximately $2 million of capital in transactions reported in Item 2 of Part II of this Report after the end of the first quarter.    Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the technology acquisition and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We believe we currently have enough cash to satisfy our expected minimum cash requirements for the next twelve months.  However, because we have not yet generated any revenue, we will continue to depend on sales of capital stock until we generate sufficient revenue.  As reflected in the accompanying condensed unaudited financial statements, we were in the development stage with no operations at the end of the quarter ended March 31, 2011 and have a net loss since inception of $18,572,200 and negative cash flows from operations of $442,069 for the period from August 14, 2007 (inception) to March 31, 2011.  This raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and March 31,2011,  the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.  As of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2011 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

In this connection, we considered comments from the staff of the Securities and Exchange Commission with respect to past periodic reports filed before the acquisition and management changes described in other items of this Report.  Such comments relate to inadequacies in our responses to Items 307, 308 and 308T of Regulation S-K that relate to internal controls over financial reporting and disclosure controls and procedures, which we determined were due to errors by personnel who are no longer associated with the Company and were not due to controls or procedures. We are in the process of reviewing such comments and intend to amend prior filings that relate to internal controls over financial reporting and disclosure controls and procedures.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Prior to the recent acquisition of technology and intellectual property, the only business we conducted was to seek acquisitions. That limited activity allowed us to minimize compliance costs and the complexity of compliance systems, including financial reporting and internal controls. We expect the business we conduct based on the recently acquired technology and intellectual property will make past compliance efforts inadequate to meet future needs. Consequently, our new management will be required to reassess our internal control over financial reporting. To comply with these requirements, we intend to evaluate and test our internal controls, and where necessary, taking remedial actions, to allow management to report on (and when and as required, our independent auditors to attest to), our internal control over financial reporting.

Since the end of the period covered by this Report, we have retained additional independent advisors to assist us to implement internal controls and disclosure controls and procedures that are designed for the new business we began to operate at the end of the period covered by this Report.  That process is not complete.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. See Item 1A "Risk Factors" of Part II of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

Item 1A. Risk Factors

The description of our business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below.

You should carefully consider the risk factors listed below, together with all of the other information included in this Report, before investing in our common stock.  The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described below.  Risks that we do not know about could arrive and issues we now view as minor could become more important.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.  In that case, the trading price of our common stock could decline and you may lose all or part of your investment in us.

We have organized these risk factors into the following categories below.

•	our financial condition;

•	our technology and services;

•	our market, customers and partners;

•	our shareholders, officers, directors and employees;

•	regulatory matters that affect our business; and

•	our securities.

I. Risks associated with our financial condition.

If we fail to begin to generate sufficient revenue during the next year, we expect we will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

As of March 31, 2011, we had approximately $300,000 of debt and minimal cash and cash equivalents to fund operations.  During April and May of 2011, we raised approximately $2,000,000 through sales of shares of our Common Stock, which we expect will be sufficient to fund operations for the next twelve months.

If we fail to begin to generate sufficient revenue after that period, we expect we will need to raise additional capital to accomplish our business plan through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements.  If we obtain additional funds by issuing equity securities, dilution to stockholders may occur.  In addition, preferred stock could be issued without stockholder approval and the terms could include dividend, liquidation, conversion, voting and other rights more favorable than the rights of the holders of our common stock.  There can be no assurance as to the availability or terms upon which such financing and capital might be available.

There can be no assurance that we will be able to raise the additional capital from third parties on terms acceptable to us or to fund the additional capital requirements internally.

If adequate funds are not available, we may be required to reduce, delay or eliminate expenditures for our future project and R&D development and other activities, or seek to enter into a business combination transaction with or sell assets to another company.  We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves.  The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.

We have no operating history that you can use to evaluate an investment in us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small company.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We are beginning to conduct operations and have no customers or contracts.  If we cannot generate revenue, we may have to alter or delay implementing our plan of operations.  We will require additional financing which may require the issuance of additional shares that will dilute the ownership held by our stockholders.  We will require significant financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We have test agreements, which require us to pay expenses, but which do not currently generate revenue for us and may never lead to revenue generation.

Our test agreements require us to incur expenses, but do not generate revenue for us.  These agreements may never lead to revenue generation.  We expect our potential customers will have long sales cycles and we expect most of the revenue we eventually generate will be spread over a number of years and not large upfront fees.  We do not expect to begin generating any revenue for a year after we enter into our first customer contract.  Until we begin generating revenue, we will depend totally on capital raising to fund our operations.

If we enter into revenue generating contracts, we may not be successful in enforcing the long-term payment obligations we seek.

Our revenue generation model is to enter into agreements that provide for long-term revenues from the gas fields in which customers deploy our technology.  Customers may employ a variety of strategies to eliminate or reduce the revenue we generate.  We cannot limit the benefits of our technology to legal boundaries of land owned by licensees who enter into contracts with us.  These payment avoidance strategies may include deploying our technology in areas that benefit nearby property owners, or selling property to persons who are not under a contractual obligation to pay us.  Since initially most of our operations are likely to be outside the United States, we may not be able to enforce our rights against people who benefit from our technology.

We expect to utililize intermediaries and partners in the countries in which we operate, which may require us to grant exclusive rights and share substantial revenue with such intermediaries and partners.

We expect the intermediaries and partners we intend to use in different countries will demand exclusivity and other rights which will limit our ability to do business without them and that we will have to share substantial revenue opportunities with such intermediaries and partners.

II.  Risks associated with our technology and services.

We expect that commercial development and operations of projects of our clients will be subject to risks of delay and cost overruns, which will delay and decrease our revenue.

We anticipate our revenue will be primarily derived from a percentage of sales of gas from the resource projects we assist clients to develop.  The development and operation of projects by our clients will be affected by any factors beyond our control and will be subject to substantial risks of delay or cost overruns.  Delays in development or operation of the projects could directly adversely impact both the timing and amount of revenue we generate.

Our technology has not been tested in commercial projects.  We might not successfully develop and implement our technology in commercial-scale operations.

Most of our testing has occurred in the laboratory with only a small amount of field testing.  Commercial scale operations may involve factors of which we are not aware that impede implementation of our technology and that result in lower gas production than we expect based on our limited testing.  We may never successfully develop and implement our technology in commercial-scale operations.

Our clients may operate their projects in ways that adversely affect the amount of gas generated utilizing our technology which would adversely affect the amount of revenue we generate, as well as our ability to attract new clients.

We will not manage or implement overall operations in the projects in which our clients utilize our technology.  Actions or omissions by our clients may result in lower gas production than we expect, which would adversely affect the amount of revenue we generate, as well as our ability it attract new clients.  It is imperative that initial projects produce targeted gas generation results if we are to build our reputation in the industry.  Consequently, we are particularly vulnerable to mistakes by our clients in the first several projects we undertake.

We may not have enough insurance to cover all of the risks we face.

We cannot insure fully against pollution, environmental and intellectual property infringement risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We may not be able to develop a market for our technology, which will most likely cause our stock price to decline.

The demand and price for our technology will be based upon the existence of markets for them.  The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology when compared to alternative products and services, which may be conventional or heretofore unknown.  If the products and services of other companies provide more cost-effective alternatives or otherwise outperform our technology, the demand for our technology may be adversely affected.  Our success will depend upon market acceptance of our technology.  Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration.  This would likely cause our stock price to decline.

Our business, including results of operations and reputation, could be adversely affected by process safety and product stewardship issues.

Failure to appropriately manage safety, human health and environmental risks associated with our CTG technology and processes could adversely impact employees, communities, stakeholders our reputation and results of operations.  Public perception of the risks associated with our CTG technologies could impact its acceptance and influence the regulatory environment in which we operate.  Issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.

The development projects our clients operate utilizing our technology may result in short to mid-term accumulations in coal seam formation water, which might deteriorate ground water quality.  Public and regulatory reaction might adversely impact our business, whether or not there is any scientific basis for environmental or health concerns.

We implement our technology by injecting into in ground carbonaceous deposits and circulating mineral salts as amendments for the stimulation of microbial pathways to make methane.  If the injection dosage is excessive and the post-production abatement is inadequate, unconsumed amendments may accumulate and diffuse in the coal seam formation water.  Similarly, some unmetabolized coal constituents may be released into the formation water, increasing its level of total dissolved solids.  Ground water purity is an increasing public and regulatory concern. Our technology may become confused with other more harmful techniques utilized by competitors. Public and regulatory reaction might adversely impact our business, whether or not there is any scientific basis for environmental or health concerns.

Gas produced in projects that utilize our technology may consist of both methane and a minor fraction of carbon dioxide, which may need further scrubbing to reach market gas quality, which would increase the project's operating expenses thereby making our technology less attractive to project operators.

We expect small amounts of carbon dioxide will be generated in the microbial pathways involved in methane generation.  Although coal seams have preferential sorption for carbon dioxide (which can also be reduced back to methane by specific groups of microbes), residual CO2 may still exist in the product gas.  If its concentration exceeds the market standard, additional processing such as scrubbing will need to be done, increasing the gas production cost.  Such additional expense would make our technology less attractive to project operators.

III.  Risks associated with our market, customers and partners.

Many of our competitors have significantly more resources than we do, and technologies developed by competitors could become more commercially successful than ours or render our technologies obsolete.

Development and commercialization of coal to gas and related production techniques is highly competitive.  Other technologies could become more commercially successful than ours. Our technology is a refinement of basic science that has been used by several companies in gas development projects over the past 60 years.  Our competitors include major integrated energy companies, as well as independent technology providers that have developed or are developing competing technologies. These companies typically have significantly more resources than we do.

As our competitors continue to develop competing technologies, one or more of our current technologies could become obsolete.  Our ability to create and maintain technological advantages is critical to our future success.  As new technologies develop, we may be placed at a competitive disadvantage forcing us to implement new technologies at a substantial cost.  We may not be able to successfully develop or expend the financial resources necessary to acquire or develop new technology.

If prices or margins for coal, biomass, nuclear, wind, solar and other energy sources that compete with natural gas decrease, projects that utilize our technology may not be economical.

Because the gas produced by projects utilizing our technology are expected to compete in markets with other energy products, decreases in prices for competing energy products could adversely affect the operating results of projects that utilize our technology.  Factors that could cause changes in the prices and availability of competing energy sources include: government subsidies and regulation, weather patterns, increases in drilling, political conditions, foreign exchange rates, pipeline availability and prices and general economic conditions.

We will depend on strategic relationships with site owners, engineering companies, and other industry participants.  If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all.  Even if we enter into strategic alliances, our partners may not fulfill their obligations or otherwise prove advantageous to our business. Our inability to enter into new relationships or strategic alliances could have a material and adverse effect on our business.

IV.  Risks associated with our shareholders, officers, directors and employees

Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, Robert H. Craig, our Chief Executive Officer, Dr. Song Jin, our President and Chief Operating Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel.  At April 1, 2011, we had 5 full-time employees.  We do not maintain “key person” life insurance policies on any of our employees.  We have entered into employment and other agreements with several key employees, which include non-competition, confidentiality and inventions assignments obligations.  Such obligations may be difficult or impossible to enforce under applicable laws.

Some of our key personnel have non-competition, confidentiality and other agreements with former employers. These rights of former employers, if enforceable, would restrict their ability to work for us or otherwise limit their ability to perform their duties for us.

Our President, Chief Operating Officer, Song Jin, recently quit his position with a company that utilizes amendments to develop natural gas from coal. The non-competition provision of his agreement with that prior employer has not expired. If it is determined that his non-competition agreement is enforceable, we may be deprived of the services of our President and Chief Operating Officer. Under certain circumstances, we, as his new employer, could have liability to his former employer.  Song Jin has represented to us that he has been working on biogenic CBNG since 2001, that his experience, and technical expertise, and all his contributions to the technology and intellectual property he assigned to us, pioneered this industry niche and predated his employment relationship with his most recent employer (which began in August of 2009 and ended in February of 2011), that his most recent employer  has no rights to any of the technology and intellectual property he assigned to our Company and that he is free to work for our Company.  The other assignors of the intellectual property have informed us that they made all recent contributions to developing and testing the technology and intellectual property assigned to the company while Song Jin worked for his most recent employer and that Song Jin ceased working with them while he was employed by his most recent employer.  We have not, however, conducted any independent legal analysis of the enforceability of Song Jin's agreements with his former employer.

We will need additional specialized personnel to implement our business plan.  As energy demand grows, these personnel may become more difficult to recruit and retain.

We will need to add the specialized key personnel to assist us to execute our business plan.  As energy demand grows, these personnel may become more difficult to recruit and retain.  It is possible that we will not be able to hire ad retain such specialized personnel on acceptable terms.  We will make every effort to recruit executives with proven experience and expertise as needed to achieve our plan.

Insiders  have substantial control over the combined company and could delay or prevent a change in corporate control, including a transaction in which the combined company’s stockholders could sell or exchange their shares for a premium.

Directors and executive officers together with their affiliates beneficially owned, in the aggregate, 5,000,000 shares constituting approximately 49% of the Company’s 10,147,500 fully diluted shares of common stock, which includes 1,000,000 shares they can acquire pursuant to outstanding warrants.  As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, acting together, will have the ability to control our management and affairs.  Accordingly, this concentration of ownership may harm the value of our common stock by: delaying, deferring or preventing a change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

We have entered into a test agreement with investor affiliates, who have a representative, Mr. Guangwei Guo, on our Board of Directors.  Our business may suffer because of inherent conflicts of interest with our investors.

We have entered into a test agreement with investor affiliates, who have a representative on our Board of Directors.  This agreement contemplates granting such investor exclusive rights in the People's Republic of China, which we expect will be a primary market for our technology. Our business may suffer because of inherent conflicts of interest with our investors.

V.  Risks associated with Regulatory Matters that affect our business.

We and our prospective coal to gas clients are subject to extensive laws relating to the protecting the environment.  These laws may increase the cost of operating projects that utilize our technology or affect demand for the gas these projects will produce.

If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to incur substantial expenses or, in some extreme cases, curtail operations.  Compliance with environmental laws and regulations, as well as with any requisite environmental permits, may increase the costs of our clients operating gas development projects.

Changes in environmental laws and regulations occur frequently.  Any changes may have a material adverse effect on our results of operations, competitive position, or financial condition.  For instance, in response to studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation, the U. S. Environmental Protection Agency is considering proposed regulations, and more than a dozen states have already taken legal measures to reduce emission of these gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Other countries already have enacted such legislation or regulations or are considering such legislation or regulations.  New legislation or regulatory programs that restrict emissions of greenhouse gases could have an adverse affect on our operations depending on the extent to which they favor other energy sources over gas generated from coal.

Terrorist threats and U.S. military actions could result in a material adverse effect on our business.

Further acts of terrorism in the United States or elsewhere could occur.  These developments and similar future events may cause instability in the world’s financial and insurance markets and could significantly increase political and economic instability in the geographic areas in which we may wish to operate.  These developments could also lead to increased volatility in prices for crude oil, natural gas and the cost and availability of insurance. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.

United States government regulations effectively preclude us from actively engaging in business activities in certain countries.  These regulations could be expanded to cover countries where we may wish to operate in the future.  These developments could subject the operations of our company to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and services, the value of our technology and services will be adversely affected.

Our success will depend in part on our ability to obtain and maintain protection for the intellectual property covering or incorporated into our technology and services.  We may not be able to obtain patent rights relating to our technology or services.  Even if issued, patents issued to us or licensed to us in the future may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar services or limit the length of term of patent protection we may have for our technology and services.  Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology.  Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.  If a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States.  The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position.  In addition, patents generally expire, regardless of the date of issue, 20 years from the earliest claimed non-provisional filing date.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services could be adversely affected.

In addition to technology for which we have applied for patent protection, we rely upon unpatented proprietary technology, processes and know-how.  We plan to produce the amendments we use in the Peoples Republic of China at a facility we will rent there utilizing our employees.  We seek to protect our unpatented proprietary information in part by confidentiality agreements with our employees, consultants and third parties.  These agreements may be breached and we may not have adequate remedies for any such breach.  In addition, our trade secrets may otherwise become known or be independently developed by competitors.  If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop technologies that compete with our technology, which could adversely impact our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.

Our development and commercialization activities, as well as any technology candidates or services resulting from these activities, may infringe or be claimed to infringe one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may be subsequently issued and to which we do not hold a license or other rights.  Third parties may own or control these patents or patent applications in the United States and abroad.  These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.  Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay providing services or using the technology that is the subject of the suit.

As a result of patent infringement or other similar claims or to avoid potential claims, we or our potential future collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both.  These licenses may not be available on acceptable terms, or at all.  Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.  Ultimately, we could be prevented from commercializing our technology, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms.  This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the energy industries.  In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings.  The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Patent litigation and other proceedings may also absorb significant management time.

Many of our employees were previously employed at other energy companies, including our competitors or potential competitors.  We try to ensure that our employees do not use the proprietary information or know-how of others in their work for us.  However, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed intellectual property, trade secrets or other proprietary information of any such employee’s former employer.  Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs to us or be distracting to our management.  If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

We could have potential indemnification liabilities to licensees relating to the operation of projects gas generation that utilize our technology or intellectual property disputes.

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if our technology fails to operate as we represent to others.  Generally we expect our commercial agreements will require us to indemnify the project operators, subject to certain limitations against specified losses relating to, among other things: use of any patent rights and technical information, environmental and other damage and such contractual performance guarantees as we may make.

Changes in government policies and laws could adversely affect our financial results.

We expect that sales outside the U.S. may constitute a large portion of our revenue.  Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations.  These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

VI.  Risks associated with our securities.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.  Recent changes in our business are likely to increase our compliance costs and the amount of management time required.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that private companies do not incur.  We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Prior to the recent acquisition of technology and intellectual property, the only business we conducted was to seek acquisitions. That limited activity allowed us to minimize compliance costs and the complexity of compliance systems, including financial reporting and internal controls. We expect the business we conduct based on the recently acquired technology and intellectual property will make past compliance efforts inadequate to meet future needs. Consequently, our new management will be required to reassess our internal control over financial reporting. To comply with these requirements, we intend to evaluate and test our internal controls, and where necessary, taking remedial actions, to allow management to report on (and when and as required, our independent auditors to attest to), our internal control over financial reporting. As a result, we expect to incur substantially greater expenses and diversion of management’s time and attention from the daily operations of the business, which is likely to increase our operating expenses and impair our ability to achieve profitability.

Any failure to develop or maintain effective internal control over financial reporting or difficulties encountered in implementing or improving our internal control over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Ineffective internal controls also could cause our stockholders and potential investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.  In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, or to stockholder class action securities litigation.

Any issuance of shares of our common stock or senior securities in the future could have a dilutive effect on the value of our existing stockholders’ shares.

We will seek to raise at least $ 3 million to fund operations for the next year.  If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced.  In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them.  Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the necessary amount of capital.  Our stockholders may experience dilution in the value of their shares as a result.

Shares eligible for public sale could adversely affect our stock price.

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities.  At May 13, 2011, 9,147,500 shares of our common stock were issued and outstanding and an additional 1,000,000 shares may be issued upon the exercise of outstanding warrants.

In addition, our stock historically has been very thinly traded.  Our stock price may decline if the resale of shares under Rule 144, in addition to the resale of registered shares, at any time in the future exceeds the market demand for our stock.  We have agreed to register for re-sale the shares of one prospective investor, if the investor closes on a proposed investment.  We expect other investors will require registration rights as well.

We have entered into lock-up agreements, which place restrictions on public re-sales of our shares, with our executive officers and investors. These lock-up agreements cover 4,010,000 shares of Common Stock they currently own, 1,000,000 warrant shares.  We have contractual obligations to register for re-sale 1,000,000 shares of our Common Stock.  Certain other shares outstanding are "restricted securities" (as defined in Rule 144) that can only be re-sold under an applicable exemption from registration (including Rule 144), or pursuant to a registration statement.  These re-sale restrictions and registration obligations are described in Item 2 of Part II of this Report.

Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for our stockholders to resell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quotation systems, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the SEC).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC and certain other information related to the penny stock, the broker-dealer’s compensation in the transaction, and the other penny stocks in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement related to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements could have the effect of reducing the trading activity in the secondary market for our stock, because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations.  Failure to meet expectations may decrease the market price of our securities

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual performance may be higher or lower than our estimates for a variety of reasons, including unanticipated competition, regulatory actions or changes in one or more of our contractual relationships.  We cannot assure you, therefore, that any of our estimates, or the assumptions underlying them, will be correct.

If significant business or product announcements by us or our competitors cause fluctuations in our stock price, an investment in our stock may suffer a decline in value.

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators and competitors.  Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

•	our operating results, including the amount and timing of revenue generation;

•	entering into licensing and collaboration agreements and the gas development projects that are the subject of those agreements;

•	the amount of gas development projects that utilize our technology produce compared to projects of our competitors;

•	the acquisition of technologies or gas development projects by us or our competitors;

•	regulatory actions with respect to our technology or gas generation projects or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as any indication of future performance.  Due to all of the foregoing factors, it may be that in some future year or quarter our operating results will be below the expectations of public market analysts and investors.  In that event, the price of our common stock would likely be materially adversely affected.

Because our stock is thinly traded and out market capitalization is low, we may not be able to attract the attention of major brokerage firms or institutional investors.

Additional risks to our investors may exist because security analysts of major brokerage firms generally do not provide coverage for thinly traded securities or companies that have low market caps. Likewise, institutional investors generally do not invest in companies with low market capitalization. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view companies that have been public shells with suspicion. Without brokerage firm and analyst coverage and institutional investor interest, there may be fewer people aware of our stock and our business, resulting in fewer potential buyers of our securities, less liquidity, and depressed stock prices for our investors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have not declared or paid cash dividends on its capital stock.  We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this Report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.”  You can identify these statements by forward-looking words such as “might,” “expect,” "plan," “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  You should read statements that contain these words carefully, because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.  The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

All forward-looking statements included herein attributable to us, or any person acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable laws, rules and regulations, we undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company reports the following unregistered sales of securities as described below:

(1)  Sale to San Ding Jiu Yuan Beijing Venture Investment Company and its Affiliates

Pursuant to a Subscription  Agreements dated March 28, 2011 and May 13, 2011 three individuals affiliated with San Ding Jiu Yuan Beijing Venture Investment Company (collectively, "San Ding") the Company sold One Million shares of Common Stock for Two ($2.00) Dollars (U.S.) per share for an aggregate amount of Two Million ($2,000,000) Dollars (US).   Mr. Guangwei Guo, a representative of San Ding, became a member of the Company's Board of Directors.

As a result of these transactions three individuals affiliated with San Ding own One Million shares of our Common Stock.  The offer and sales to San Ding and its affiliates were exempt from registration pursuant to Regulation S of the Securities and Exchange Commission.

San Ding Jiu Yuan Beijing Venture Investment Company and its affiliates (collectively, "San Ding") executed and delivered to the Company Lock-up and Installment Re-Sale Restriction Agreements dated as of March 28, 2011 and as of May 13, 2011 (collectively, the "San Ding Lock-up Agreement").  Pursuant to this Agreement, San Ding agreed to restrictions on selling, short sales, pledges, loans, assignments or otherwise transferring any shares purchased.  These transactions are called "Restricted Transactions."  Certain private sales are exempt from these re-sale restrictions, provided the buyer agrees to restrict re-sales to the same extent as San Ding has agreed in the San Ding Lock-up Agreement.

Two time periods with different levels of restrictions are covered by the San Ding Lock-up Agreement.

During the first time period (the "Lock-up Period"), no Restricted Transactions are permitted.  The Lock-up Period started immediately and ends on the first anniversary of the last day of the calendar month during which the later of two events occurs: (i) the date a Registration Statement pursuant to Section 5 of the Securities Act of 1933 covering the resale of shares of Common Stock of the Company becomes effective by order of the SEC, which Registration Statement includes shares of Common Stock sold in the private placement or (ii) the date the Company raises at least Three Million ($3,000,000) Dollars (US) in the private placement, including from sales to San Ding described in this Report.

The second time period covered by the San Ding Lock-up Agreement (the "Installment Re-Sale Period") begins immediately after the Lock-up Period and ends on the first (1st) annual anniversary of the beginning of the Installment Re-Sale Period.  During the Installment Re Sale Period, San Ding is permitted to sell during any calendar month a number of shares equal to the lower of Eight and One Half (8.5%) of the shares purchased, or its pro rata share of the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume").  San Ding's pro rata share is determined by dividing (i) the number of shares owned by San Ding, by (ii) the number of shares whose resale is restricted by agreements with San Ding and other investors in the private placement.

After the Installment Re-Sale Period ends, San Ding is free to sell or otherwise transfer shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

The Company also entered into a Registration Rights Agreement dated May 13, 2011 with San Ding (the "Registration Rights Agreement"). The Registration Rights Agreement requires the Company to use reasonable commercial efforts to file by July 11, 2011 a registration statement to register for re-sale the shares purchased by San Ding and to use reasonable commercial efforts to cause the registration to become effective within six months after the registration statement is filed. The Registration Rights Agreement includes liquidated damages, if the Company fails to achieve the target dates, because the Company fails to use commercially reasonable efforts. The Registration Rights Agreement contains other provisions common to agreements of this nature.

 (2)  Issuances of Securities to Acquire Technology and Intellectual Property

In transactions exempt from registration by reason of Section 4 (2) of the Securities Act of 1933, as amended, on March 28, 2011, the Company issued Three Million Ten Thousand (3,010,000) shares of Common Stock and a Warrant to purchase an additional One Million Shares of Common Stock to five persons (the "Technology Sellers") in connection with the acquisition of certain technology described in Item 2 of Part I of this Report, which information is incorporated by reference into this Item.

These sales and related transactions resulted in changes in control of the Company as reported in Item 5 of Part II of this Report, which information is incorporated by reference into this Item.

 The Technology Sellers executed and delivered to the Company a Lock-up and Installment Re-Sale Restriction Agreement dated as of March 28, 2011 (the "Acquisition Lock-up Agreement").  Pursuant to this Acquisition Lock-up Agreement, the Technology Sellers agreed to restrictions on sales, short sales, pledges, loans, assignments or other transfers any of the shares and warrants they acquired.  These transactions are called "Restricted Transactions."  Certain private sales are exempt from the Restricted Transactions restrictions, provided the buyer agrees to comply with the restrictions on Restricted Transactions to the same extent as the Technology Sellers have agreed in the Acquisition Lock-up Agreement.

Two time periods with different levels of restrictions are covered by the Acquisition Lock-Up Agreement.

During the first time period (the "Lock-up Period"), no Restricted Transactions are permitted. The Lock-up Period started immediately and ends on the first anniversary of last day of the calendar month during which the later of two events occurs: (i) the date a Registration Statement pursuant to Section 5 of the 1933 Securities Act of 1933, as amended, covering resale of shares of Common Stock of the Company becomes effective by order of the SEC, which Registration Statement includes shares of Common Stock sold in a private placement, as defined in the Registration Rights or (ii) the date the Company raises at least Three Million ($3,000,000) Dollars (US) in private placement(s), including from sales to San Ding described in this Report.

The second time period (the "Installment Re-Sale Period") begins immediately after the Lock-up Period and ends on the first (1st) annual anniversary of the beginning of the Installment Re-Sale Period.  During the Installment Re Sale Period, each of the Technology Sellers are permitted to sell during any calendar month a number of shares equal to the lower of Eight and One Half (8.5%) of the shares they purchased, or their pro rata share of the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume").  The pro rata share of each Technology Seller is determined by dividing (i) the number of shares owned by that Technology Seller, by (ii) the number of shares owned by all Technology Sellers.

After the Installment Re-Sale Period ends, the Technology Sellers are free to sell or otherwise transfer shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

(3)  Sales to Benchmark Capital

In transactions exempt from registration by reason of Section 4 (2) of the Securities Act of 1933, as amended, in April 2011 the Company sold in two installments 50,000 shares of its Common Stock to Benchmark Capital at a price of $2.00 per share for a total purchase price of $100,000.  The Company did not agree to register any of the Benchmark Capital shares for re-sale.  Benchmark Capital agreed to re-sell the shares only in compliance with exemption from registration requirements, but did not enter into any lock-up or similar agreement restricting re-sales beyond the restrictions imposed by securities laws.

(4)  Sales to Hawk Opportunity Fund, LP and its General Parnters

In transactions exempt from registration by reason of Section 4 (2) of the Securities Act of 1933, as amended, on March 28, 2011, the Company also sold Five Hundred Thousand (500,000) shares of Common Stock to Hawk Opportunity Fund, L. P. ("Hawk") upon conversion of a $50,000 loan from Hawk to the Company. reported in a Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.  In addition, certain shares and options to purchase shares were transferred by John Cline to Hawk and its affiliates, who was then the Company's Chief Executive Officer.  Such transactions were reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and February 28, 2011 and April 1, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

 Directors and Executive Officers.

In connection with transactions reported in Item 2 of Part II of this Report,other Guangwei, a represe replaced John Cline as a member of the Board of Directors of the Company.  Effective May 13, 2011, the executive officers and members of the Board of Directors of the Company are as follows:

NAME	POSITIONS(s)
Robert H. Craig Age (48)	Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors
Dr. Song Jin Age (42)	President and Chief Operating, Chief Technology Officer and Member of the Board of Directors
Robin Kindle Age (57)	Vice President and Chief Financial Officer
Jon Larsen Age (56)	Vice President of Operations
Guangwei Guo Age (50)	Member of the Board of Directors

Robert H. Craig (48 years old) became the CEO of the Company and Chairman of the Company's Board of Directors on March 28, 2011.  From January 2003 until December 2010, he was a founder and owner of WYTEX Ventures, LLC, a Coal Bed Methane Exploration & Production company based in Wyoming.   From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of 7 bankers. Mr. Craig was awarded a BBA in 1998 and a MBA in 2001 from the University of Houston.

Mr. Song Jin (42 years old) became the President, Chief Operating Officer and Chief Technology Officer of the Company and a member of the Company's Board of Directors on April 1, 2011.  From August 2009 until February 2011, he was the Research Director of Ciris Energy Inc. (a natural gas company).  From June 2008 until July 2009, he was the Principal Scientist of MWH Americas (a multi-national full service environmental engineering company).  From July 2006 until May 2008, he was the Principal Scientist of Western Research Institute (a non-profit R&D company with focus on development and commercialization of energy and environmental technologies).  Since January 2005, Song Jin has been an Adjunct Professor at the University of Wyoming.  Mr. Jin received a B.S. degree in Biochemistry from Anhui University (China).  He received  a M.S. degree in Plant Physiology (plant molecular biology) from the University of Wyoming.  He received a Ph.D. degree in Zoology and Physiology (environmental microbiology) from the University of Wyoming.

Mr. Kindle (57 years old) became Vice President and Chief Financial Officer of the Company on March 28, 2011. From January 2003 until December 2010 he was an owner of WYTEX Ventures, LLC and Loral Operating, LLC, both coalbed methane exploration and production companies. Mr. Kindle was the Director of Investor Relations for U.S. Energy Corp. from April 1998 until December 2003. U.S. Energy Corp. is a public company that engages in both Oil & Gas Operations and various other mineral developments. Mr. Kindle was awarded a Bachelor of Science Degree in Biology from the University of Wyoming

Mr. Larsen (56 years old) became the Vice President of Operations of the Company on March 28, 2011.  From March 2005 until March 2011 he was the President of Loral Operating, LLC., a Coal Bed Methane Exploration & Production company based in Wyoming.     From July 2003 until March 2005 Mr. Larsen was the Senior Land Surveyor of P.E. Grosh Construction, Inc. a Civil Engineering Design and Construction Company. Mr. Larsen has extensive field experience in all aspects of the Coal Bed Methane industry and has several years experience specifically in field operations that utilize to the Coal to Gas technology.

Mr. Guangwei Guo (50 years old) is the Managing Director of San Ding Jiu Yuan (Beijing) Venture Capital Co. Ltd. (an investment company) since January 2011.  He was the General Manager of Ordos Huigu Industrial Design Park Co. Ltd. (an organization with a mission to attract companies with advanced technologies to the city of Ordos) between November 2008 and May 2011.  From May 2006 to October 2008, he was the General Manager of Inner Mongolia Lepuweiye Energy Saving Co. Ltd. (a company that focuses on commercialization of technologies with energy-saving benefits in industrial applications).  From September 2005 to April 2006, he was the General Manager of Qinghai Soda Industry Co. Ltd. (a manufacturer of vaious chemicals such as sodium carbonate).  Mr. Guo graduated from Inner Mongolia Industrial University (China) with a Bachlor’s degree in engineering.

Executive Compensation.

The Company has entered into Employment Agreements, effective Apri1 1, 2011 with the following officers:

NAME	ANNUALIZED BASE SALARY
Robert H. Craig	$120,000
Dr. Song Jin	$120,000
Robin Kindle	$120,000
Jon Larsen	$70,000

Salaries were negotiated as part of the transaction in which the Company acquired technology and intellectual property described elsewhere in this Report.  Except for salary differences as indicated in the table above, the Employment Agreements for all officers are the same.

The principal terms of the Employment Agreements include the following terms.  The Employment Agreements have a term of two years that ends on March 31, 2013.  If the Company terminates employment before March 31, 2013, whether for cause or without cause, the Company is required to pay the officer one year of base salary.  The officers are entitled to participate in bonus plans and benefit plans to the extent the Company from time to time initiates such plans.  The Company currently has no bonus or benefit plans. Benefits are payable during the severance period, if the terms of the benefit plans permit.

The Technology Purchase Agreement described in Item 2 of Part I of this Report and Item 2 of Part II  of this Report contains non-competition provisions for each of the above named officers.  The non-competition restrictions last until the longer of March 31, 2015 or one year after termination of employment.

Certain Relationships and Related Transactions, and Director Independence.

The Company currently leases its principal offices consisting of approximately 3,000 square feet of office and warehouse space on a month to month basis from Robin Kindle for $1,118 per month.

The Company has entered into a Pilot Test Agreement and Memorandum of Understanding described in Item 2 of Part I of this Report under the heading "Recent Events" with an affiliate of Guangwei Guo, a member of the Board of Directors of the Company.

Item 6. Exhibits

(a)           Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
99.1
Technology and Intellectual Property Purchase Agreement dated as of March 28, 2011 by and between Robert H. Craig, Song Jin, Robin Kindle, Jon Larsen and Anhui Lu; and the Company. incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

99.2
Warrant for One Million Shares of Common Stock of the Company, dated as of March 28, 2011, issued to Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

99.3
Lock-Up and Installment Re-Sales Restriction Agreement dated as of March 28, 2011 between and among Company and Robert H. Craig, Song Jin, Robin J. Kindle, Jon Larsen and Anhui Lu incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.4
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.5
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Song Jin incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.6
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robin Kindle incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.7
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Jon Larsen incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.8
Subscription Agreement between the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.9
Lock-Up And Installment Re-Sales Restriction Agreement as of March 28, 2011 between and among the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.10	Amended and Restated Bylaws (as of March 28, 2011) of the Company incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

99.11	Subscription Agreement dated as of May 13, 2011 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu.

99.12	Lock-Up And Installment Re-Sales Restriction Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu.

99.13	Registration Rights Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu.

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: May 16, 2011	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer,