Form 10-Q
period 2011-06-30
NEXT FUEL, INC.
filed 2011-08-15
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 15, 2011: 9,547,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Control and Procedures	21

PART II-- OTHER INFORMATION

SIGNATURE

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND AS OF SEPTEMBER 30, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

PAGE	5 - 17	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash	$2,560,269	$-
Inventory	11,005	-
Prepaid Expenses	6,437	-
Total Current Assets	2,577,711	-

Equipment and Intangibles, net	4,548	2,373

Total Assets	$2,582,259	$2,373

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$73,537	$10,790
Loan Payable	-	285,750
Loan Payable - related party	11,856	-
Total Liabilities	85,393	296,540

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,050,000 and 7,037,500
issued and outstanding, respectively	1,205	703
Additional paid-in capital	21,623,179	261,571
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(19,034,518)	(463,441)
Total Stockholders' Equity/(Deficiency)	2,496,866	(294,167)

Total Liabilities and Stockholders' Equity/(Deficiency)	$2,582,259	$2,373

See accompanying notes to condensed unadited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		For the Period from August 14, 2007(Inception) to June 30,
	2011	2010	2011	2010	2011

Sales	$11,490	$-	$11,490	$-	$11,490

Cost of Goods Sold	(11,005)	-	(11,005)	-	(11,005)

Gross Profit	485	-	485	-	485

Operating Expenses
Professional fees	$117,336	$11,354	$505,269	$23,333	$874,533
Research and development costs	-	-	17,649,999	-	17,649,999
Contribution Expense	100,000	-	100,000	-	100,000
General and administrative	244,214	2,721	252,217	8,269	304,763
Total Operating Expenses	461,550	14,075	18,507,485	31,602	18,929,295

Loss from Operations	(461,065)	(14,075)	(18,507,000)	(31,602)	(18,928,810)

Other Expenses
Interest Income	497	-	497	-	497
Interest Expense	(1,750)	(6,340)	(64,574)	(19,164)	(106,205)
Total Other Income/(Expense)	(1,253)	(6,340)	(64,077)	(19,164)	(105,708)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(462,318)	(20,415)	(18,571,077)	(50,766)	(19,034,518)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(462,318)	$(20,415)	$(18,571,077)	$(50,766)	$(19,034,518)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.00)	$(2.17)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	11,337,610	6,927,500	8,546,287	6,845,467

See accompanying notes to condensed unadited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to June 30, 2011
(Unaudited)

							Deficit
	Preferred Stock		Common stock		Additional		accumulated during the		Total Stockholder's
					paid-in	Treasury	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	-	95,962

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share)	-	-	1,000,000	100	1,999,875	-	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	2,500	1	13,749	-	-	-	13,750

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the nine months ended June 30, 2011	-	-	-	-	-	-	(18,571,077)	-	(18,571,077)

Balance, June 30, 2011	-	$-	12,050,000	$1,205	$21,623,179	$(93,000)	$(19,034,518)	$-	$2,496,866

See accompanying notes to condensed unadited financial statements

Next Fuel, Inc.
(F/k/a Clinical Trials of the Americas, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,		For the Period From August 14, 2007(Inception) to June 30,
	2011	2010	2011
Cash Flows Used In Operating Activities:
Net Loss	$(18,571,077)	$(50,766)	$(19,034,518)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	13,750	-	14,250
Common stock issued for intellectual property	17,644,999	-	17,644,999
Beneficial conversion feature in stock conversion	50,000	-	50,000
In-kind contribution of services	289,600	3,900	305,900
In-kind contribution of interest	12,824	19,164	54,448
Depreciation and amortization expense	786	735	3,321
Changes in operating assets and liabilities:
Increase in inventory	(11,005)	-	(11,005)
Increase in prepaid	(6,437)	-	(6,437)
Increase in accounts payable and accrued expenses	62,747	4,388	73,537
Net Cash Used In Operating Activities	(513,813)	(22,579)	(905,505)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(2,961)	-	(7,869)
Net Cash Used In Investing Activities	(2,961)	-	(7,869)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from loan payable - related party	11,856	-	11,856
Proceeds from convertible note payabe	50,000	-	50,000
Repayments of loan payable	(285,750)	-	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	3,300,937	22,500	3,504,787
Net Cash Provided by Financing Activities	3,077,043	22,500	3,473,643

Net (Decrease) in Cash	2,560,269	(79)	2,560,269

Cash at Beginning of Year/Period	-	79	-

Cash at End of Year/Period	$2,560,269	$-	$2,560,269

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,750	$-	$1,750
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended June 30, 2011 the Company converted
$50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share. The Company also recongnized a $50,000 benefical conversion feature as an interest expesne on the conversion.

See accompanying notes to condensed unadited financial statements

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

On May 29, 2009, in connection with the letter of intent with Next Fuel, Inc., the Company filed a Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Next Fuel, Inc. (see Note 10).

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the three and nine months ended June 30, 2011 and 2010 respectively, 1,000,000, 1,000,000, 0 and 0,  shares were issuable upon the exercise of  warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

(F) Website Development Costs

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(G) Stock-Based Compensation

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.

In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(H) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. As of June 30, 2011, the Company's inventory consisted of $11,005 of finished goods. No impairment was deemed necessary as of June 30, 2011.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

 (K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable and accrued expenses and loan payable approximate fair value based on the short-term maturity of these instruments.

(L) Research and Development

Under ASC No 350, goodwill and any other intangible assets deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lives intangibles might be impaired.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(M) Concentration of Credit Risk

At June 30, 2011, 100% of sales are to one customer.

At times theCompany has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $2,401,315 and $0 in excess of FDIC insurance limits as of June 30, 2011 and June 30, 2010, respectively.

(N) Income Taxes

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

(0) Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

NOTE 2        PROPERTY AND EQUIPMENT

At June 30, 2011 and September 30, 2010 property and equipment is as follows:

	June 30, 2011	September 30, 2010

Computer Equipment	$6,369	$4,908
Website Costs	1,500	-
Less accumulated depreciation and amortization	(3,321)	(2,535)

	$4,548	$2,373

Depreciation expense for the nine months ended June 30, 2011 and 2010 and the period from August 14, 2007 to June 30, 2011 was $786, $735 and $3,321 respectively.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3        STOCKHOLDERS’ EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash

On May 12, 2011, the Company issued 400,000 shares of common stock for $1,200,000 ($3/share).

On May 20, 2011, the Company issued 950,000 shares of common stock for $1,899,975 ($2/share) as a second installment of the subscription agreement.

On April 6, 2011, the Company issued 50,000 shares of common stock for $100,000 ($2/share), less $4,038 in stock offering costs.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(B) In-Kind Contribution

For the nine months ended June 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company related to the acquisition of the intellectual property with a fair value of $287,000 (See Note 8).

For the nine months ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 8).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 8).

For the nine months ended June 30, 2011, the Company recorded contributed interest expense having a fair value of $12,824 (See Note 5).

For the year ended September 30, 2010, the Company recorded contributed interest expense having a fair value of $25,506 (See Note 5).

For the year ended September 30, 2009, the Company recorded contributed interest expense having a fair value of $16,118 (See Note 5).

For the year ended September 30, 2009 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 8).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $5,200 (See Note 8).

For the period from August 14, 2007 (Inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $700 (See Note 8).

For the period from August 14, 2007 (Inception) through September 30, 2007 a principal stockholder of the Company contributed cash of $100 (See Note 8).

(C) Stock Issued for Services and Intellectual Property

On April 1, 2011, the Company issued 2,500 shares of Company's common stock, having a fair value of $13,750 on the grant date (See Note 7).

On March 28, 2011, the Company issued 3,010,000 shares of Company’s common stock, having a fair value of $13,394,500 on the grant date and 1,000,000 warrants having a fair value of $4,250,499 (See Note 3(F)) in exchange for intellectual property.

On August 14, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for services provided (See Note 8).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(D) Treasury Shares

During the year ended September 30, 2009, the Company re-purchased 1,424,731 shares of common stock for $53,000.

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000.

(E)  Stock Warrants Issued for Intellectual Property

The following tables summarize all warrant grants for the three months ended June 30, 2011 and 2010, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	-	-
Granted	1,000,000	$0.20
Exercised	-
Expired	-
Balance at June 30, 2011	1,000,000
Warrants Exercisable at June 30, 2011	1,000,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

The following table summarizes information about stock warrants for the Company as of June 30, 2011 and 2010:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.67	$0.20	1,000,000	$0.20

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The options vest immediately.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

(F)  Conversion of Note Payable

During the nine months ended June 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Note 6).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 4       LOAN PAYABLE – RELATED PARTY

During the nine months ended June 30, 2011, the executives loaned the Company $11,856 to pay Company expenses and were repaid $11,856 subsequent to June 30, 2011. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 11).

NOTE 5       LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 10).  The remaining loan balance through June 30, 2011 is $285,750. Through June 30, 2011, the Company recorded $54,448 as an in kind contribution of interest.  The advances are unsecured, non interest bearing and due on demand.  As of June 30, 2011, $285,750 loan balance and $1,750 of interest was repaid.  As of June 30, 2011 the loan balance is $0. (See Note 3(B)).

NOTE 6       CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received $50,000 of unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G), 7 and 8).

NOTE 7       COMMITMENTS

On April 1, 2011, the Company entered into a consulting agreement to receive investor relations services.  The Company is required to pay $6,500 a month and 20,000 shares of Company's common stock according to the following schedule:

•	October 31, 2011 - 5,000 shares for services rendered April through September
•	April 30, 2012 - 5,000 shares for services rendered October through March
•	October 31, 2012 - 5,000 shares for services rendered April through September
•	April 30, 2013 - 5,000 shares for services rendered October through March

In addition, the Company will pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. The agreement will remain in effect unless either party desires to cancel the agreement with a 30 day written notice.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

On April 1, 2011, the Company issued 2,500 shares of Company's common stock, having a fair value of $13,750 on the grant date (See Note 3(C)).

On June 1, 2011, the Company entered into a one-year employment agreement with its employee, with the initial term of the employment agreement expiring on May 31, 2012, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On May 1, 2011, the Company entered into a one-year employment agreement with its employee, with the initial term of the employment agreement expiring on May 31, 2012, The employment agreement provides him with annual compensation of $50,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement. This agreement has been terminated effective October 1, 2008.

Effective February 1, 2011, the Company re-entered the consulting agreement.  The Company is required to pay $4,500 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 8       RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the nine months ended June 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company in the acquisition of the intellectual property with a fair value of $287,000 (See Note 3(B)).

On February 22, 2011, the Company received $50,000 of unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G) 6, and 7).

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 9       GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations and has a net loss since inception of $19,034,518 and negative cash flows from operations of $905,505 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10     BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc.  Pursuant to the letter of intent, the Company will issue to Next Fuel approximately 75% of the Company’s outstanding shares for total consideration of $300,000. The agreement was terminated on February 22, 2011 without consummating the acquisition (See Note 5).

NOTE 11     SUBSEQUENT EVENT

During the August 2011, the Company repaid $11,856 in loans made by the Company's executives (See Note 4).

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

Recent Events

Since the beginning of the quarter covered by this Report:

•	We raised approximately $3.4 million from sales of 1,450,000 shares of our Common Stock

•	We are implementing the pilot test agreement with PT Enviro Energy (previously reported in our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011) in the field at certain lignite deposits in Sumatra, Indonesia owned by PT Enviro Energy. We have completed initial drilling and the pilot wells and have made the initial nutrient injections. We are now circulating the nutrients throughout the coal bed. We expect to be able to detect initial non-commercial volumes of gas production by December of 2011. If the test results are positive, we expect to negotiate a license agreement to receive twenty (20%) of net profits of gas produced utilizing our Coal-to-Gas technology from fields owned or operated by PT Enviro Energy.

•	With respect to the pilot test agreement and memorandum of understanding with San Ding Jiu Yuan (previously reported in our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011). We began field testing in Inner Mongolia in the People's Republic of China. Both parties are working to find the most suitable location for the implementation of our technology. Our management visited Inner Mongolia and several potential sites were surveyed. We have received coal samples from the sites and are evaluating them for their suitability for our Coal-to-Gas technology. Actual field work is scheduled to begin by October of 2011. We expect all field work will be completed by December 31, 2011 and testing completed by March 31, 2012.

We currently derive little revenue from the field test agreements described above and are incurring substantial expenses to conduct the tests.  There can be no assurance that the agreements described above will result in actual future revenue to us, or the amount or duration of any revenue we may derive.  See "Risk Factors" in Item 1A of Part II of this Report, for factors that could cause actual results to differ from the forward looking statements we have made about field tests and possible future licenses and revenue.

History

Next Fuel, Inc. (NXFI) was organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc.  Our stock began trading on the Over the Counter Bulletin Board on June 11, 2008 under the trading symbol "CLLL".  We were not successful in raising capital for a clinical trials business.  On May 21, 2009, we changed our name to Next Fuel, Inc. after we signed an agreement with Next Fuel, Inc., a Delaware corporation ("Next Fuel- Delaware") to acquire the energy related business of Next Fuel - Delaware.  We then changed our trading symbol to "NXFI."  The agreement with Next Fuel - Delaware was terminated on February 22, 2011, without consummating the acquisition.  We have no ownership or other right or interest in either Next Fuel - Delaware or any of its assets or business.

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

Results of Operations

For the three months and nine month periods ended June 30, 2011, we had $11,490 in revenue. Operating expenses for the three and nine month periods ended June 30, 2011 totaled $461,550 and $18,507,485.  During the three months and nine months periods ended June 30, 2011, net interest expense totaled $1,253 and $64,077, respectively.  This resulted in a net loss of $462,318 during the three month period ended June 30, 2011 and a net loss of $18,571,077 during the nine month period ended June 30, 2011. Operating expenses of $461,550 for the three month period ended June 30, 2011 included $117,336 for professional fees and $244,214 for general and administrative expenses.  Most of these fees and expenses related to the acquisition of the coal-to-gas technology, financing activities and securities disclosure compliance. Travel to our field test sites also constituted a substantial expense.

For the three months and nine month periods ended June 30, 2010, we had $0 in revenue.  Operating expenses for the three months and nine month periods ended June 30, 2010 totaled $14,075 and $31,602, respectively, and interest expense totaled $6,340 and $19,164, respectively, which resulted in a net loss of $20,415 during the three month period ended June 30, 2010 and a net loss of $50,766 during the nine month period ended June 30, 2010. Operating expenses of $14,075 for the three month period ended June 30, 2010 consisted of $11,354 for general and administrative expenses and $2,721 for professional fees.

Capital Resources and Liquidity

As of June 30, 2011, we had approximately $2,560,000 in cash and cash equivalents and approximately $85,000 of debt, but we raised approximately $3.4 million of capital in transactions during the quarter covered by this Report.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the technology acquisition and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We believe we currently have enough cash to satisfy our expected minimum cash requirements for the next twelve months. However, because there was minimal revenue, we will continue to depend on sales of capital stock until we generate sufficient revenue.  As reflected in the accompanying condensed unaudited financial statements, we were in the development stage with no operations at the end of the quarter ended June 30, 2011 and have a net loss since inception of $19,034,518 and negative cash flows from operations of $905,505 for the period from August 14, 2007 (inception) to June 30, 2011.  This raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Revenue Recognition

The Company  recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and June 30, 2011,  the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three and nine months ended June 30, 2011 and 2010 respectively, 1,000,000, 1,000,000, 0 and 0, shares were issuable upon the exercise of  warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.

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

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2011 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, June 30, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

In this connection, we considered comments from the staff of the Securities and Exchange Commission with respect to past periodic reports filed before the acquisition and management changes described in other items of this Report.  Such comments relate to inadequacies in our responses to Items 307, 308 and 308T of Regulation S-K that relate to internal controls over financial reporting and disclosure controls and procedures, which we determined were due to errors by personnel who are no longer associated with the Company. We are in the process of reviewing such comments and intend to amend prior filings that relate to internal control over financial reporting and disclosure controls and procedures.

(b)  Changes in internal control over financial reporting. During the period covered by this report, we made the changes described below in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

1	We have added internal accounting personnel to perform functions previously performed by outside contractors.
2	We have added new policies for recording and approving transactions on the Company's accounts and specifying the type of documentary evidence required to verify the validity of corporate transactions.
3	We have established new procedures for reimbursing officer and employee expenses.
4	We have added new restrictions on the ability of a single person to transfer corporate funds.
5	We have added new policies for monitoring activity in corporate bank and other accounts.
6	We have established new procedures for approving and invoicing customers.

We made the changes described above because prior to our acquisition of technology and intellectual property at the end of March 2011, the only business we conducted was to seek acquisitions.  That limited activity allowed us to minimize compliance costs and the complexity of compliance systems, including financial reporting and internal controls.  The business we currently conduct based on the recently acquired technology and intellectual property requires changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Consequently, our principal executive officer and principal financial officer reassessed our internal control over financial reporting and made the changes described above to allow management to report on our internal control over financial reporting.

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

These risks include risks associated with:

•	our financial condition;

•	our technology and services;

•	our market, customers and partners;

•	our shareholders, officers, directors and employees;

•	regulatory matters that affect our business; and

•	our securities.

We refer you to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011 for detailed discussion of the risks associated with our business and our securities.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company reports the following unregistered sales of securities during the quarter covered by this Report as described below:

Private placements for cash

(1)  Sales to Affiliates of San Ding Jiu Yuan Beijing Venture Investment Company

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

Mr. Gwangwei Guo, a member of the Company's Board of Directors, purchased an additional Four Hundred Thousand (400,000) shares of Common Stock of the Company for a purchase price of Three ($3.00) Dollars (US) per share in a transaction in which the Company raised One Million Two Hundred Thousand ($1,200,000) Dollars (US).

As a result of these transactions three individuals affiliated with San Ding own One Million Four Hundred Thousand shares of our Common Stock.  The offer and sales to San Ding and its affiliates were exempt from registration pursuant to Regulation S of the Securities and Exchange Commission.

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

During the first time period (the "Lock-up Period"), no Restricted Transactions are permitted.  The Lock-up Period started immediately and ends on the first anniversary of the last day of the calendar month during which the later of two events occurs: (i) the date a Registration Statement pursuant to Section 5 of the Securities Act of 1933 covering the resale of shares of Common Stock of the Company becomes effective by order of the SEC, which Registration Statement includes shares of Common Stock sold in the private placement or (ii) the date the Company raises at least Three Million ($3,000,000) Dollars (US) in the private placement, including from sales to San Ding described in this Report. We have already achieved the capital raising goal and expect the registration statement to become effective during the next month which will cause the one year lock-up period to begin running.

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

The Company also entered into a Registration Rights Agreement dated May 13, 2011 with San Ding (the "Registration Rights Agreement"). The Registration Rights Agreement requires the Company to use reasonable commercial efforts to file by July 11, 2011 a registration statement to register for re-sale the shares purchased by San Ding and to use reasonable commercial efforts to cause the registration to become effective within six months after the registration statement is filed. The Registration Rights Agreement includes liquidated damages, if the Company fails to achieve the target dates, because the Company fails to use commercially reasonable efforts. The Registration Rights Agreement contains other provisions common to agreements of this nature.  We filed the required registration statement on July 13, 2011.

(2)  Sales to Benchmark Capital

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

Shares  and warrants  issued to service providers

On April 1, 2011, the Company entered into a consulting agreement to receive investor relations services.  The Company is required to pay $6,500 a month and 20,000 shares of Company's common stock according to the following schedule:

•	October 31, 2011 - 5,000 shares for services rendered April through September
•	April 30, 2012 - 5,000 shares for services rendered October through March
•	October 31, 2012 - 5,000 shares for services rendered April through September
•	April 30, 2013 - 5,000 shares for services rendered October through March

In addition, the Company will pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. The agreement will remain in effect unless either party desires to cancel the agreement with a 30 day written notice.

Exemption from registration claimed

Issuances of the shares described above were not registered under the Securities Act of 1933.

The issuance of the shares to Affiliates of San Ding Jiu Yuan Beijing Venture Investment Company was exempt from registration under the Securities Act of 1933 by reason of Regulation S of the Securities and Exchange Commission.  All such purchasers are citizens of the Peoples Republic of China who reside outside the United States.  Legends prohibiting re-sale within the United States were affixed to the stock certificates issued to such investors.

The issuance of all other shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption since in each case the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders have the necessary investment intent as required by Section 4(2) since each agreed to and received a share certificate and/or warrants bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on July 11, 2011 to register the re-sale of 1,400,000 shares of Common Stock of the Company sold to affiliates of San Ding Jiu Yuan Beijing Venture Investment Company reported in Item 2 of this Report.

Item 16.    Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

10.1
Technology and Intellectual Property Purchase Agreement dated as of March 28, 2011 by and between Robert H. Craig, Song Jin, Robin Kindle, Jon Larsen and Anhui Lu; and the Company. incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.2
Warrant for One Million Shares of Common Stock of the Company, dated as of March 28, 2011, issued to Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.3
Lock-Up and Installment Re-Sales Restriction Agreement dated as of March 28, 2011 between and among Company and Robert H. Craig, Song Jin, Robin J. Kindle, Jon Larsen and Anhui Lu incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.4
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.5
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Song Jin incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.6
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robin Kindle incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.7
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Jon Larsen incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.8
Subscription Agreement between the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.9
Lock-Up And Installment Re-Sales Restriction Agreement as of March 28, 2011 between and among the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.10	Amended and Restated Bylaws (as of March 28, 2011) of the Company incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.11
Subscription Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu Company incorporated by reference from Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.12	Lock-Up And Installment Re-Sales Restriction Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.13	Registration Rights Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive data*

__________
* This information is furnished in eXtensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: August 15, 2011	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer,

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

10.1
Technology and Intellectual Property Purchase Agreement dated as of March 28, 2011 by and between Robert H. Craig, Song Jin, Robin Kindle, Jon Larsen and Anhui Lu; and the Company. incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.2
Warrant for One Million Shares of Common Stock of the Company, dated as of March 28, 2011, issued to Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.3
Lock-Up and Installment Re-Sales Restriction Agreement dated as of March 28, 2011 between and among Company and Robert H. Craig, Song Jin, Robin J. Kindle, Jon Larsen and Anhui Lu incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.4
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robert H. Craig incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.5
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Song Jin incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.6
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robin Kindle incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.7
Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Jon Larsen incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.8
Subscription Agreement between the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.9
Lock-Up And Installment Re-Sales Restriction Agreement as of March 28, 2011 between and among the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.10	Amended and Restated Bylaws (as of March 28, 2011) of the Company incorporated by reference from a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011.

10.11
Subscription Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu Company incorporated by reference from Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.12	Lock-Up And Installment Re-Sales Restriction Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.13	Registration Rights Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive data*

__________
* This information is furnished in eXtensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.