Form 10-K/A
period 2009-09-30
NEXT FUEL, INC.
filed 2011-08-18
CIK 1422949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2
TO
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148493

NEXT FUEL, INC.
(Name of small business issuer in its charter)

NEVADA	32-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

821 Frank Street Sheridan, Wyoming	82801
(Address of principal executive offices)	(Zip Code)

 (307) 674-2145
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Revenues for year ended September 30, 2010: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2010, was: $0

Number of shares of the registrant’s common stock outstanding as of August 15, 2011 was: 9,547,500

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Item 9A(T), and the conclusions of our management regarding disclosure controls and procedures and internal control over financial reporting included therein, of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009 of Next Fuel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on January 22, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 hereof.

For purposes of this Amendment No. 2 on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A(T), has been amended and restated in its entirety. Except as stated herein, no other revisions are being made to the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009.

This Amendment No. 2 on Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

ITEM 9A(T):    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined human error resulted in the omission of a required disclosure regarding management's conclusion regarding the effectiveness of our disclosure controls and procedures from our Annual Report on Form 10-K for the year ended September 30, 2009.  Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

(b) Management’s Report on Internal Control over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting existing as of September 30, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, the Company’s internal control over financial reporting was not effective, for the reasons discussed below:

1.	The Company does not have adequate monthly closing procedures to ensure all non-cash transactions are properly recorded in the financial statements;
2.	The Company does not have the proper procedures to ensure all debt and equity transaction are properly approved.

Changes in internal control over financial reporting.  In order to rectify our ineffective internal control over financial reporting, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

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

Item 15. Exhibits, Financial Statements and Schedules.

Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Amendment No. 2 to our Annual Report on Form 10-K/A appears immediately following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

/s/  Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: August 18, 2011

/s/  Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: August 18, 2011

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer