Form 10-Q/A
period 2009-12-31
NEXT FUEL, INC.
filed 2011-08-18
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
_______________

AMENDMENT No. 1
to
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from ______to______.

Commission File Number: 333-148493

NEXT FUEL, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	32-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

821 Frank Street, Sheridan, WY 82801
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

  EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q/A is to amend Item 4T of Part I of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 of Next Fuel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

For purposes of this Amendment No. 1 to Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 4A of Part I, has been amended and restated in its entirety. Except as stated herein, no other revisions are being made to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.

This Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-Q for the period ended December 31, 2009.

PART I - FINANCIAL INFORMATION

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that human error resulted in the omission of a required disclosure regarding management's conclusion regarding the effectiveness of our disclosure controls and procedures in our Annual Report on Form 10-K for the year ended September, 30, 2009.  Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that as of end of the period covered by this report for the quarter ended December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Commission’s rules.  Since December 31, 2009, the Company’s management has addressed the above weakness, including through new personnel and securities counsel, to ensure that the Company can effectively review its annual and periodic reports for accuracy.

(b)  Changes in internal control over financial reporting.  In order to rectify our ineffective internal control over financial reporting as described in Item 9A(T) of our Annual Report on Form 10-K for the year ended September 30, 2009, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	Management and the Board of Directors reviews the monthly financial statements to ensure all non-cash transactions are properly included in the financial statements.

2.	Management has implemented new approval policies to ensure that all debt and equity transactions are approved by the Board prior to the Company entering into any agreements.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: August 18, 2011	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer

Date: August 18, 2011	By:	/s/ Robin Kindle
Robin Kindle
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer