Form 10-Q/A
period 2010-03-31
NEXT FUEL, INC.
filed 2011-08-18
CIK 1422949

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
Yes ☐ No ☒

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of August 15, 2011 was: 9,547,500

  EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q/A is to amend Item 4T of Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 of Next Fuel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

For purposes of this Amendment No. 1 to Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 4A of Part I, has been amended and restated in its entirety. Except as stated herein, no other revisions are being made to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

This Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-Q for the period ended March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 4T.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). As described in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ending December 31, 2009, our Chief Executive Officer and Chief Financial Officer determined that human error resulted in the omission of a required disclosure from our Annual Report on Form 10-K for the year ended September, 30, 2009.  As of March 31, 2010, the weakness in our disclosure controls and procedures that led to that error had not been addressed.  Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that as of end of the period covered by this report for the quarter ended March 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Commission’s rules.

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

NEXT FUEL, INC.

Date: August 18, 2011	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer

Date: August 18, 2011		/s/ Robin Kindle
Robin Kindle
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer