Form 10-K/A
period 2010-09-30
NEXT FUEL, INC.
filed 2011-08-18
CIK 1422949

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

Revenues for year ended September 30, 2010: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2010, was: $0

Number of shares of the registrant’s common stock outstanding as of August 15, 2011 was: 9,547,500

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to amend Item 9A(T), and the conclusions of our management regarding disclosure controls and procedures included therein, of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010 of Next Fuel, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2011.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 hereof.

For purposes of this Amendment No. 2 on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A(T), has been amended and restated in its entirety. Except as stated herein, no other revisions are being made to the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010.

This Amendment No. 2 on Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

ITEM 9A(T):    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that an error in the EDGAR filing process resulted in the omission of a required disclosure from the Company's Annual Report on Form 10-K for the year ended September 30, 2010, which was not timely detected.  Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, September 30, 2010, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.  The Company’s management has addressed the above weakness, including through new personnel and securities counsel, to ensure that the Company can effectively review EDGAR filings for accuracy.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

(c)   Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: August 18, 2011

/s/Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: August 18, 2011

Exhibit Index
Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer