Form 10-K
period 2011-09-30
NEXT FUEL, INC.
filed 2011-12-22
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148493

NEXT FUEL, INC.
(Name of registrant in its charter)

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted in its corporate Website, if any, every Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
Yes ☐ No ☒

Revenues for year ended September 30, 2011: $11,490

Aggregate market value of the voting and non-voting equity common stock held by non-affiliates of the registrant as of September 30, 2011, was $17,029,350.

Number of shares of the registrant’s common stock outstanding as of December 1, 2011 was: 9,553,500

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Our History

We, Next Fuel, Inc. (NXFI), were organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc.  Our stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") on June 11, 2008 under the trading symbol "CLLL".  We were not successful in raising sufficient capital to support a clinical trials business. On May 21, 2009, we changed our name to Next Fuel, Inc. after we signed an agreement with Next Fuel, Inc., a Delaware corporation ("Next Fuel - Delaware") to acquire the energy related business of Next Fuel - Delaware.  We then changed our trading symbol to "NXFI."  The agreement with Next Fuel - Delaware was terminated on February 22, 2011, without consummating the acquisition.  We have no ownership or other right or interest in either Next Fuel - Delaware or any of its assets or business.

We purchased certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology") from five individuals (the "Sellers") pursuant to a Technology and Intellectual Property Purchase Agreement dated March 28, 2011 (the "Technology Purchase Agreement").  Four of the five individuals who developed the acquired technology and intellectual property joined the Company as officers and employees.  Our current business, which we began pursuing after that technology acquisition, is based on the acquired Coal-to-Gas Technology.

Our principal office and mailing address is located at 821 Frank Street, Sheridan, Wyoming 82801 and our telephone number is (307) 674-2145.

Description of Business and Plan of Operation

We develop and commercialize innovative technologies associated with renewable energy, such as unconventional natural gas production from lower grade coal, lignite, oil shale and other carbonaceous deposits.  We refer to this generally as Coal-to-Gas (CTG) or Biogenic Coal-to-Gas (BCTG) Technology.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy.  With collaborations with leading research institutes, we will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship.

We are a technology provider and service company that assists owners of natural gas production resources to increase the efficiency of their operations by providing CTG technology and technical support services utilizing our CTG technology.  We do not plan to own or develop natural gas production projects.

We focus on "natural gas" that is a byproduct of microorganisms interacting with dissolved bioamenable carbon compounds in coal beds.  Our Coal-to-Gas Technology maximizes these natural processes to enable owners of carbonaceous deposits, like coal and lignite, to enhance and resume commercial scale natural gas production from declining and/or depleted coal bed natural gas (CBNG) wells and/or initiate and sustain biogenic methane production in coal and other carbon formations in which native microorganisms are active.

We expect that our initial focus will be to generate methane gas from lignite deposits.  Lignite, which is sometimes referred to as "brown coal," generally contains BTU levels between those of peat and subbituminous coal.  Lignite also produces greater pollutants than bituminous coal, when burned.  We are focusing on customers with lignite deposits first, because lower BTUs and greater pollutants have discouraged development of lignite resources in many areas.  The combination of lower BTU levels and greater pollutants has made lignite deposits less valuable that coal deposits.  Consequently, owners of lignite deposits are motivated to begin to earn a return from their lignite resources or to increase their return from such resources.

Later, we will seek to expand our business into existing coal fields (e.g., subbituminous and lignite) that are already being used to generate CBNG.  Gas production at such CTG fields typically declines over time.  At some point, gas production becomes economically unprofitable.  Our CTG Technology can potentially enable owners of coal resources to decrease the rate of decline of their coal to gas resources, revert gas production, and extend the economic viability life of such coal to gas resources.  Depleted coal reservoirs could potentially be brought back into long-term, sustainable gas production and biologically active coal seams can be engineered to produce methane.

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

Coal-to-Gas Technology Description

Methane gas is a naturally occurring product that generally is produced by indigenous microorganisms metabolizing water-soluble and biologically-amenable compounds trapped in many coal and other carbonaceous structures.  Methane producing processes can stop or substantially decline when nutrients and/or trace elements that are key to sustaining microbial metabolisms and reproduction decline.  In other cases, when suitable substrates (e.g., bioavailable carbonaceous compounds) can no longer be accessed by microorganisms, the gas production ceases. Our Coal-to-Gas process re-introduces amendments we have designed and tested to the wide range of microorganisms that exist in the seams of coal and other carbonaceous deposits that originally formed the methane gas extracted from CBNG.  Our Coal-to-Gas Technology can rejuvenate, resume, and enhance gas production at an attractively low cost.

Our proprietary amendments consist of constituents with depolymerizing and structure-altering functions to “condition” coal to release bioavailable constituents, especially from the volatile fractions of coal, for the follow-up pathways for gas production.  Our amendments recipe also contains key nutrients, trace vitamins, oxygen scavengers, carbon dioxide, pH adjusters, and others.  Our amendments have been tested and optimized to achieve enhanced and sustainable CBNG production from coal samples collected from both domestic and international resources.

Although our technology is suitable for a range of carbonaceous deposits, such as coal, lignite and oil shale, we generally compete in what is called the Coal to Gas business.  Our technology incorporates biotechnology into energy production to create a renewable and sustainable source of the cleanest burning fossil fuel, natural gas, from lower grade coal via microbial pathways catalyzed by indigenous microorganisms.  Our CTG technology enhances naturally occurring processes with environmentally friendly engineering.  We believe using our technical approach of relying on and enhancing indigenous native microorganisms in many carbonaceous deposits eliminates many potential issues associated with genetically engineered microbes.  In addition, our amendments recipes that partially consist of CTG technology, contain food-grade compounds and regular salts that are harmless and have been widely used in agricultural practices.  We expect this will significantly help meet many environmental rules and regulations.

Several competitors also inject nutrients, microbes, and other materials to help promote greater microbial activities to produce methane.  Each company uses its own recipes for amendments.  Since 2001, several members of our team have been testing and improving our own formula.  To our knowledge, our team also successfully conducted the first field test in 2007.  Based on both laboratory and field tests, we believe our amendments provide us with a substantial competitive advantage.  We intend to deliver our amendments to our project partners (often at production cost) in granular form and dissolve them into the site formation water before injecting them into the coal or other deposits.

We pre-condition the carbonaceous deposits with amendments that cause the deposits to expand and to alter structure.  This creates more porosity, which allows groundwater to dissolve certain carbon compounds that are already contained in most carbonaceous deposits, which serve as substrates for the indigenous microorganisms to metabolize and convert.  In effect, our CTG technology opens the door to the microorganisms' natural sources of substrates.  Our CTG technology then stimulates microorganisms' activity with amendments, which we proactively circulate throughout the carbonaceous deposits.  When the stimulated microorganisms convert the dissolved and bioamenable carbon compounds, our CTG technology helps to release methane gas from the coal beds as a major byproduct produced by the diverse but interactive microbial pathways involved. In this process, our CTG technology helps naturally occurring microorganisms through their life cycle.  In return, these microorganisms “breath” methane gas as a commercial product.  Therefore, implementing our Coal-to-Gas Technology actually enhances a natural process.

Our technology mimics nature's creation.  We attribute the faster and higher gas producing rate to provide a mechanism to expose large amounts of the coal seam to well designed amendments until the microorganisms convert the natural bioavailable carbonaceous compounds in the coal seam to natural gas.  We inject the amendments to establish self-sustaining, real-time biogenic methane production in coal and other carbon containing matrices.

We achieve circulation of amendments via a low pressure pumping network.  The volumes of liquids being pumped are much lower than other gas production methods.  The in-situ, biogenic nutrient circulation method  maximizes the delivery of the injected nutrients to the coal seam.  Next Fuel pending patent applications regarding this technique are described in this Item under the caption "Intellectual Property Protection."

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

We are currently discussing field demonstration tests and long-term collaborative gas production with potential partner resource owners (“partners” or “clients”) with coal rights in locations around the world.

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

Competitors

A few privately owned companies, including Luca Technologies in Golden, Colorado, utilize amendments and/or microbes to stimulate production of natural gas by microorganisms in the ground. We explain above in "Coal-to-Gas Technology Description" how we believe our CTG technology works compared to other competitors.

Beyond this small number of potential competitors who utilize similar technology is the huge natural gas marketplace that consists of thousands of companies worldwide, many of which are much larger and have greater capital and other resources than we have.

See "Risk Factors" of this Report for information about the risks competitors pose to our business.

Intellectual Property Protection

We have acquired two pending patents in the United States and China whose claims cover in-situ, biogenic nutrient circulation methods.  The patent review and award process is lengthy and is subject to many factors outside our control. There is, therefore, no assurance that our patent applications will result in issuance of any patents or of the scope of any claims of any patents that might issue.

Many participants in the energy business have numerous patents. Although, to our knowledge, our CTG technology does not infringe any patents, an exhaustive search of relevant patents is unrealistic given our limited resources. There can be no assurance that our technology does not infringe the patents of other energy industry participants.

The recipes of amendments we inject to foster the biogenic process by microorganisms are trade secrets that we developed from the technical know-how of our personnel. Although the macro components of amendments each company in our industry injects into the ground may be similar, the proprietary ingredients and their dosages can substantially affect the rates of CBNG production.

See "Risk Factors" of this Report for a discussion of risks to our business related to intellectual property.

Test Results

Our technical team has conducted laboratory feasibility studies by using coal samples collected from both domestic and international carbonaceous deposits.  Laboratory results have shown that high levels of fresh biogenic coal bed methane gas can be generated within a short time from most of those coal samples.  A small scale field test shows that 10-30 Mcf/d of biogenic coal bed has been produced for a number of months from zero to negative (vacuum) baseline.  Our laboratory tests have detected the creation of fresh biogenic coal bed methane gas within a week, while we have detected newly formed biogenic coal bed in our small scale field pilot in just over 20 days.

We have concluded the initial Pilot Test in Indonesia, the results of the pilot were positive and in line with company expectations.  We can report that new biogenic methane was created/produced in all of the pilot wells from a field with no history of background methane.  The production, though still on a relatively small scale, can be extrapolated to meet our expectation of commercial production standards.  We believe this is also the first successful field demonstration of generating biogenic methane from an otherwise non-methane producing coal deposit.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy.  With collaborations with leading research institutes, we will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship.

Management

Our management team is led by individuals who have experience building both domestic and international business relationships.  With the uncertainty in domestic regulations on biogenic coal bed, we are focusing on existing overseas contacts in the short term.  We will continue working on domestic contacts with the expectation that local regulations will become more favorable over time.  Our implementation team is led by professionals with decades of experienced in R&D and putting technology to work to produce results.  See Item 3 "Legal Proceedings" of this Report for information about a legal action brought against us by a former employer of an officer and director related to his employment by us.  See "Risk Factors" of this Report related to our management.

We currently employ 6 people and have identified prospective employees in the USA and Asia where we expect to both have projects with customers and to produce the amendments we will inject into carbonaceous deposits to implement our CTG technology.  We currently outsource much of our accounting and other administrative functions, but we expect to employ additional staff for administrative functions.

Environmental

Many environmental laws, rules and regulations cover the energy business in general and the natural gas business in particular. The laws, rules and regulations cover a range of issues, including groundwater, air emissions, and carbon emissions. Currently the coal bed natural gas ("CBNG") industry, especially biological CBNG, is governed by general environmental laws and not by laws designed specifically for CBNG. Although we believe our CTG Technology is environmentally friendly, in the short-term we believe locations outside the United States will offer a more favorable regulatory environment to introduce our technology and prove its environmental safety. See "Risk Factors" of this Report for a discussion of environmental risks to our business.

ITEM 1A.	RISK FACTORS

The description of our business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below.

You should carefully consider the risk factors listed below, together with all of the other information included in this Report, before investing in our common stock.  The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described below.  Risks that we do not know about could arrive and issues we now view as minor could become more important.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.  In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We have organized these risk factors into the following categories below.

●	our financial condition;
●	our technology and services;
●	our market, customers and partners;
●	our shareholders, officers, directors and employees;
●	regulatory matters that affect our business; and
●	our securities.

I. Risks associated with our financial condition.

If we fail to begin to generate sufficient revenue during the next year, we expect we will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

As of September 30, 2011, we had approximately $2.1 million in cash and cash equivalents and approximately $207,776 of liabilities.  During April, May and June of 2011, we raised approximately $3,300,000 through sales of 1,450,000 shares of our Common Stock.  We used part of the sales proceeds to repay our debt. We expect the remainder of the sales proceeds will be sufficient to fund operations for the next twelve months.

If we fail to begin to generate sufficient revenue after that period, we expect we will need to raise additional capital to accomplish our business plan through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval and the terms could include dividend, liquidation, conversion, voting and other rights more favorable than the rights of the holders of our common stock. If we obtain funds through debt financing, it may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

We have only limited operating history that can be used to evaluate an investment in us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small company.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We began to conduct our business operations in April 2011 and have no customers or contracts that generate substantial revenue. If we cannot generate revenue, we may have to alter or delay implementing our plan of operations.  We will require additional financing which may require the issuance of additional shares that will dilute the ownership held by our stockholders. We will require significant financing to implement our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We have test agreements, which require us to pay expenses, but which currently generate only nominal revenue and may never lead to revenue generation.

Our test agreements require us to incur expenses, but do not generate substantial revenue.  These agreements may never lead to revenue generation. We expect our potential customers will have long sales cycles and we expect most of the revenue we eventually generate will be spread over a number of years and not large upfront fees.  We do not expect to begin generating any revenue for a year after we enter into our first customer contract.  Until we begin generating revenue, we will depend totally on capital raising to fund our operations.

If we enter into revenue generating contracts, we may not be successful in enforcing the long-term payment obligations we seek.

Our revenue generation model is to enter into agreements that provide for long-term revenues from the gas fields in which customers deploy our technology.  Customers may employ a variety of strategies to eliminate or reduce the revenue we generate.  We cannot limit the benefits of our technology to legal boundaries of land owned by licensees who enter into contracts with us, because we cannot control the flow of the ground water into which our materials flow.  These payment avoidance strategies may include deploying our technology in areas that benefit nearby property owners, or selling property to persons who are not under a contractual obligation to pay us.  Since initially most of our operations are likely to be outside the United States, we may not be able to enforce our rights against people who benefit from our technology.

We expect to utilize intermediaries and partners in the countries in which we operate, which may require us to grant exclusive rights and share substantial revenue with such intermediaries and partners.

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

We anticipate our revenue will be primarily derived from a percentage of sales of gas from the resource projects we assist clients to develop.  Many factors beyond our control affect the development and operation of projects by our clients.  Development and operations of projects will be subject to substantial risks of delay or cost overruns.  Delays in development or operation of the projects could directly adversely impact both the timing and amount of revenue we generate.

Our technology has not been tested in commercial projects.  We might not successfully develop and implement our technology in commercial-scale operations.

Most of our testing has occurred in the laboratory with only a small amount of field testing having been conducted.  Commercial scale operations may involve factors of which we are not aware that impede implementation of our technology and that result in lower gas production than we expect based on our limited testing.  We may never successfully develop and implement our technology in commercial-scale operations, and as a result, our business, financial condition and results of operations would be materially adversely affected.

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

The demand and price for our technology will be based upon the existence of markets for their utilization.  The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology when compared to alternative products and services, which may be conventional or heretofore unknown.  If the products and services of other companies provide more cost-effective alternatives or otherwise outperform our technology, the demand for our technology may be reduced resulting in lower revenue than we expect.  Our success will depend upon market acceptance of our technology.  Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration.  This would likely cause our stock price to decline.

Our business, including results of operations and reputation, could be adversely affected by process safety and product stewardship issues.

Failure to appropriately manage safety, human health and environmental risks associated with our CTG technology and processes could adversely impact employees, communities, stakeholders, our reputation and results of operations.  Public perception of the risks associated with our CTG technologies could impact its acceptance and influence the regulatory environment in which we operate. Issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.

The development projects our clients operate utilizing our technology may result in short to mid-term accumulations in coal seam formation water, which might deteriorate ground water quality.  Public and regulatory reaction might adversely impact our business, whether or not there is any scientific basis for environmental or health concerns.

We implement our technology by injecting into in ground carbonaceous deposits and circulating mineral salts as amendments for the stimulation of microbial pathways to make methane.  If the injection dosage is excessive and the post-production abatement is inadequate, unconsumed amendments may accumulate and diffuse in the coal seam formation water.  Similarly, some unmetabolized coal constituents may be released into the formation water, increasing its level of total dissolved solids.  Ground water purity is an increasing public and regulatory concern. Our technology may become confused with other more harmful techniques utilized by competitors. Public perception and regulatory reaction might adversely impact our business, whether or not there is any scientific basis for environmental or health concerns.

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

Our lack of diversification will increase the risk of an investment in us.

Our current business focus is on the licensing of technology to accelerate the production of coalbed methane gas. Larger companies have the ability to manage their risks by diversification. However, we currently lack significant diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry than we would if our business was more diversified, increasing our risk profile. Such factors include fluctuations in prices of natural gas, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation.

Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We have entered into employment and other agreements with several key employees, which include non-competition and confidentiality obligations.  Such obligations may be difficult or impossible to enforce under applicable laws, or we may not have adequate remedies for any resulting losses. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

If prices for coal, biomass, nuclear, wind, solar and other energy sources that compete with natural gas decrease, projects that utilize our technology may not be economical.

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

Natural gas prices are highly volatile and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the payments we expect to receive from licensees for the natural gas they produce using our Coal-to-Gas Technology. Prices also affect the amount of cash flow available for operating expenses and our ability to borrow money or raise additional capital.  A significant decline in the prices of natural gas could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Historically, the markets for natural gas have been volatile. These markets will likely continue to be volatile in the future. The payments we expect to receive from licensees are likely to depend on numerous factors beyond our control.  These factors include the following:

● changes in global supply and demand for oil and natural gas;
● the actions of the Organization of Petroleum Exporting Countries, or OPEC;
● the price and quantity of imports of foreign oil and natural gas;

● acts of war or terrorism;
● political conditions and events, including embargoes, affecting oil-producing activity;
● the level of global oil and natural gas exploration and production activity;
● the level of global oil and natural gas inventories;
● the availability of resources to deliver natural gas to market;
● weather conditions;
● technological advances affecting energy consumption;
● the price and availability of alternative fuels; and
● market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

We cannot predict future natural gas prices and such prices may decline further.

IV.  Risks associated with our shareholders, officers, directors and employees

Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, Robert H. Craig, our Chief Executive Officer, Mr. Song Jin, our President and Chief Operating Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel.  At September 30, 2011, we had 6 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment and other agreements with all full-time employees, which include non-competition, confidentiality and inventions assignments obligations. Such obligations may be difficult or impossible to enforce under applicable laws.

We entered into a settlement agreement to terminate a legal action that alleged that we induced our President and Chief Technical Officer to breach a non-competition agreement and a confidentiality agreement with his former employer. The settlement agreement restricts his ability to work for us on commercial biogenic methane projects in the People's Republic of China, Indonesia and the United States until March 17, 2012, which could adversely affect our operations.

On August 24, 2011 Ciris Energy, Inc. ("Ciris") filed a complaint against us and Mr. Song Jin, our President, Chief Technical Officer, a member of our Board of Directors and a shareholder, in the District Court of Larimer County, Colorado entitled Ciris Energy, Inc. v Song Jin, an individual and Next Fuel, Inc. (Case Number 2011CV1712) that alleged that we induced him to breach a non-competition agreement and a confidentiality agreement with his former employer.  On December 19, 2011, we received a signed settlement agreement from Ciris, which by its terms was effective as of November 17, 2011.  This settlement agreement has no monetary terms and Mr. Jin and Next Fuel admitted to no wrongdoing.  As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012, and within the United States, The People’s Republic of China, and Indonesia, shall not be involved in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane.  The Colorado court retains jurisdiction over the law suit until the agreed restrictions are complied with.  Dr Jin will otherwise continue his normal duties as officer and director of Next Fuel.  Depriving us of Mr. Song Jin's services in this important part of our business could adversely affect our coal to methane operations in these three countries.

We have limited management and staff and will be dependent upon partnering arrangements.

We had six full-time employees as of September 30, 2011. We intend to use the services of independent consultants and contractors to perform various professional services, including legal, environmental, book keeping accounting and tax services. We will also pursue alliances with partners to conduct field operations. Our dependence on third party consultants and service providers and partners creates a number of risks, including but not limited to:

●	the possibility that such third parties may not be available to us as and when needed; and
●	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price could be materially adversely affected.

We will need additional specialized personnel to implement our business plan.  As energy demand grows, these personnel may become more difficult to recruit and retain.

We will need to add the specialized key personnel to assist us to execute our business plan.  As energy demand grows, these personnel may become more difficult to recruit and retain.  It is possible that we will not be able to hire and retain such specialized personnel on acceptable terms.  We will make every effort to recruit executives with proven experience and expertise as needed to achieve our plan.

Insiders have substantial control over the combined company and could delay or prevent a change in corporate control, including a transaction in which the combined company’s stockholders could sell or exchange their shares for a premium.

At December 1, 2011, Directors and executive officers together with their affiliates beneficially owned, in the aggregate, 5,660,000 shares (including 260,000 shares subject to outstanding stock options which vest in three equal annual installments beginning in November 2012) constituting approximately 51.4% of the Company’s 11,013,500 fully diluted shares of common stock, which includes 1,000,000 shares they can acquire pursuant to outstanding warrants and 460,000 shares subject to outstanding stock options.  As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, acting together, will have the ability to control our management and affairs.  Accordingly, this concentration of ownership may harm the value of our common stock by: delaying, deferring or preventing a change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

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

We and our prospective Coal-to-Gas clients are subject to extensive laws relating to the protecting the environment.  These laws may increase the cost of operating projects that utilize our technology or affect demand for the gas these projects will produce.

If we, or our clients, violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to incur substantial expenses or, in some extreme cases, curtail operations. Compliance with environmental laws and regulations, as well as with any requisite environmental permits, may cause delays and otherwise increase the costs of our clients operating gas development projects, and as a result, our business, financial condition and results of operations could be materially adversely affected.

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

Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other ‘‘greenhouse gases’’ present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act, or CAA. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, NGLs, and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

We are subject to numerous laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations, and operations of licensees on which we expect our revenues will depend, are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas, and operating safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business, results of operations and financial condition. We or our licensees may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

●	land use restrictions;
●	lease permit restrictions;
●	drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;
●	spacing of wells;
●	unitization and pooling of properties;
●	safety precautions;
●	operational reporting; and
●	taxation.

Under these laws and regulations, we could be liable for:

●	personal injuries;
●	property and natural resource damages;
●	well reclamation cost; and
●	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated.

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations.

Natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

●	require the acquisition of a permit before drilling commences;
●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
●	impose substantial liabilities for pollution resulting from our operations.

Our failure or our licensees' failure to comply with these laws and regulations may result in:

●	the assessment of administrative, civil and criminal penalties;
●	incurrence of investigatory or remedial obligations; and
●	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Our permits require that we report any incidents that cause or could cause environmental damages.

VI.  Risks associated with our securities.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.  Recent changes in our business are likely to increase our compliance costs and the amount of management time required.

As a public company, we are required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, (or the Exchange Act).  We have incurred and will continue to incur significant legal, accounting, and other expenses that private companies do not incur.  We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley) and rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and are subject to other requirements that will be burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may not be determined to be effective, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required to file with the Securities and Exchange Commission, or SEC, annual and quarterly reports and other information that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, ("the Exchange Act").  We will also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis.  In addition, we are subject to other reporting and corporate governance requirements, including the requirements of listing on the OTCBB, and if listed for continuing to remain listed on the OTCBB, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated there under, which impose significant compliance obligations upon us.  As a public company, we will be required to:

●	Prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and OTCBB rules;

●	create or expand the roles and duties of our board of directors and committees of the board;

●	maintain a more comprehensive financial reporting and disclosure compliance functions;

●	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;

●	enhance and formalize closing procedures at the end of our accounting periods;

●	maintain an internal audit function;

●	enhance our investor relations function;

●	establish and maintain new internal policies, including those relating to disclosure controls and procedures; and

●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These requirements entail a significant commitment of additional resources.  We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations.  In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

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

We have received comments from the staff of the Securities and Exchange Commission about prior year disclosures regarding internal controls over financial reporting and have addressed the comments of the staff.

We expect the business we conduct based on the recently acquired technology and intellectual property will make past compliance efforts inadequate to meet future needs.   Consequently, our new management will be required to reassess our internal control over financial reporting. To comply with these requirements, we have evaluated and tested and intend to continue to evaluate and test our internal controls. Where necessary, we have taken and will continue taking remedial actions, to allow management to report on (and when and as required, our independent auditors to attest to), our internal control over financial reporting.

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

Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

Our stock historically has been very thinly traded.  Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities.

At December 1, 2011, 9,553,500 shares of our common stock were issued and outstanding, an additional 1,000,000 shares may be issued upon the exercise of outstanding warrants and an additional 1,000,000 shares are reserved for issuance pursuant to our 2011 Equity Compensation Plan, of which 460,000 shares are subject to outstanding stock options granted under the Plan.

We have entered into lock-up agreements, which place restrictions on public re-sales of our shares, with our executive officers and investors. These lock-up agreements cover 4,410,000 shares of Common Stock they currently own, as well as 1,000,000 warrant shares.

We have contractual obligations to register for re-sale 1,400,000 shares of our Common Stock.  We expect other investors will require registration rights as well.

These re-sale restrictions and registration obligations are described in the section of this Report captioned "Securities Ownership of Certain Beneficial Owners and Management."

Certain other shares outstanding are "restricted securities" (as defined in Rule 144) that can only be re-sold under an applicable exemption from registration (including Rule 144), or pursuant to a registration statement.

Rule 144 provides, in essence, that a non-affiliated person holding restricted securities for a period of six months in a reporting company may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to not less than one percent of our outstanding common stock every three months if the company has been reporting at least ninety days.  Sales of unrestricted shares by our affiliates are also subject to the same limitation upon the number of shares that may be sold in any three-month period.

Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer.  Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 there under.  Rule 144 also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of our company at the time of the sale and have not been affiliates in the preceding three (3) months.  Such persons must satisfy a one (1) year holding period.  There is no limitation on such sales and there is no requirement regarding adequate current public information.  Investors should be aware that sales under Rule 144, or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market that may develop for such shares.

We could be required to pay liquidated damages to the selling stockholders if we fail to maintain the effectiveness of this registration statement.

We could default and accrue liquidated damages under registration rights agreements covering 1,400,000 shares of our common stock owned by the selling stockholders if we fail to maintain the effectiveness of a this registration statement as required in the agreements.  In such case, we would be required to pay monthly liquidated damages as specified in the registration rights agreement.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your shares.

Secondary trading in common stock registered for re-sale will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Our common stock is a “penny stock,” and compliance with requirements for dealing in penny stocks may make it difficult for holders of our common stock to resell their shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quotation systems).

Penny stocks are also stocks which are issued by companies with: net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years); or $5.0 million (if in continuous operation for less than three years); or average revenue of less than $6.0 million for the last three years.

Currently and at least for the foreseeable future, our common stock will be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Rule 15g-2 under the Exchange Act requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC and certain other information related to the penny stock, the broker-dealer’s compensation in the transaction, and the other penny stocks in the customer’s account.

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

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third Parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

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

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators and competitors.  Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of revenue generation;
●	entering into licensing and collaboration agreements and the gas development projects that are the subject of those agreements;
●	the amount of gas development projects that utilize our technology produce compared to projects of our competitors;
●	the acquisition of technologies or gas development projects by us or our competitors;
●	regulatory actions with respect to our technology or gas generation projects or those of our competitors; and
●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

There is a low trading volume of our common stock in the public market for our shares and we cannot assure you that an active trading market or a specific share price will be established or maintained.

Our common stock trades on the OTC BB trading system. The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

●	the lack of readily available price quotations;
●	the absence of consistent administrative supervision of “bid” and “ask” quotations;
●	lower trading volume; and
●	market conditions.

In addition, the value of our common stock could be affected by:

●	actual or anticipated variations in our operating results;
●	changes in the market valuations of other oil and gas companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	sales of our common stock or other securities in the open market;
●	changes in financial estimates by securities analysts;
●	conditions or trends in the market in which we operate;
●	changes in earnings estimates and recommendations by financial analysts;
●	our failure to meet financial analysts’ performance expectations; and
●	other events or factors, many of which are beyond our control.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or oil and gas properties by using common stock as consideration.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares.

We cannot assure you that securities analysts will cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our shares. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

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

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this Report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.”  You can identify these statements by forward-looking words such as “might,” “expect,” "plan," “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  You should read statements that contain these words carefully, because they:

●	discuss future expectations;
●	contain projections of future results of operations or financial condition; or
●	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.  The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our in our forward-looking statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our principal office is located at, and our mailing address is, 821 Frank Street, Sheridan, Wyoming 82801 in approximately 3,000 square feet of office and warehouse space, which we lease for $1,118 per month on a month to month basis from Robin Kindle, an officer of the Company.  Our telephone number is (307) 674-2145.

We also lease approximately 400 square feet of office space in Ft. Collins, Colorado from an unaffiliated landlord on a month-to-month basis for $690 per month. We intend to negotiate longer term leases for both spaces as our needs become clearer.

We have identified potential production space in the People's Republic of China, which we do not expect to exceed 1,000 square feet, for use when we begin to produce commercial volumes of amendments.

ITEM 3.	LEGAL PROCEEDINGS

On August 24, 2011 Ciris Energy, Inc. ("Ciris") filed a complaint against us and Mr. Song Jin, our President, Chief Technical Officer a member of our Board of Directors and a shareholder, in the District Court of Larimer County, Colorado entitled Ciris Energy, Inc. v Song Jin, an individual and Next Fuel, Inc. (Case Number 2011CV1712) that alleged that we induced him to breach a non-competition agreement and a confidentiality agreement with his former employer. On December 19, 2011, we received a signed settlement agreement from Ciris, which was effective as of November 17, 2011. This settlement agreement has no monetary terms and NXFI admitted to no wrongdoing. As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012, and within the United States, The People’s Republic of China, and Indonesia, shall not be involved in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane. The Colorado court retains jurisdiction over the law suit until the agreed restrictions are complied with. Dr Jin will otherwise continue his normal duties as officer and director of Next Fuel. Depriving us of Mr. Song Jin's services in this important part of our business could adversely affect these operations, but we are free to utilize Mr. Song Jin's services to develop markets for biogenic methane in areas with abundant coal resources and not restricted by this settlement. During this period he will also help us to investigate opportunities to develop or acquire other advanced technologies with focus on clean renewable energy. With collaborations with leading research institutes, we will continue to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship.

Except as described above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  See "Risk Factors" of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

ITEM 4.	(REMOVEDAND RESERVED)

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") on June 11, 2008 under the trading symbol "CLLL."  On May 21, 2009, we changed our name to Next Fuel, Inc. We then changed our trading symbol to "NXFI."

The following table shows the high and low reported sales prices of our common stock on the OTCBB for the periods indicated. Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

Period	High	Low

FY 2011
Fourth Quarter (7/1/2011 - 9/30/2011)	$5.20	$1.25
Third Quarter (4/1/2011 - 6/30/2011)	$5.50	$4.40
Second Quarter (1/1/2011 - 3/31/2011)	$5.00	$3.10
First Quarter (10/1/2010 - 12/31/2011)	$3.30	$2.00
FY 2010
Fourth Quarter (7/1/2010 - 9/30/2010)	$3.30	$3.10
Third Quarter (4/1/2010 - 6/30/2010)	$3.20	$2.01
Second Quarter (1/1/2010 - 3/31/2010)	$3.15	$2.75
First Quarter (10/1/2009 - 12/31/2010)	$3.15	$2.85
FY 2009
Fourth Quarter (7/1/2009 - 9/30/2009)	$3.35	$2.95
Third Quarter (4/1/2009 - 6/30/2009)	*	*
Second Quarter (1/1/2009 - 3/31/2009)	*	*
First Quarter (10/1/2008 - 12/31/2008)	*	*
_________
* Price Information not available

On September 30 , 2011, there were approximately 100 owners of record of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

A warrant to purchase 1,000,000 shares of our common stock was outstanding on September 30, 2011.  On November 17, 2011, we reserved 1,000,000 shares of our common stock for issuance under our 2011 Equity Compensation Plan and issued stock options to purchase 460,000 shares of our common stock to officers, directors and employees pursuant to that plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this discussion. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Factors that might cause such a difference include, but are not limited to, those set forth in the section captioned "Risk Factors" of this report and elsewhere in this report.

Recent Events

Following acquisition of the Coal-to-Gas Technology described herein, since April 1, 2011:

●
We raised approximately $3,300,000 from sales of 1,450,000 shares of our Common Stock. Concurrently, with such financing, Mr. Guangwei Guo, a representative of the investors, joined our Board of Directors.

●
We have been sued in a legal action that alleges we induced our President to breach non-competition and confidentiality agreements with his former employer.  See Item 3, "Legal Proceedings" and Item 1A, "Risk Factors" for additional information regarding that lawsuit. Ciris delivered a settlement agreement in connection with the litigation on December 19, 2011. This settlement agreement has no monetary terms and Mr. Jin and Next Fuel admitted to no wrongdoing.  As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012, and within the United States, The People’s Republic of China, and Indonesia, shall not be involved in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane. Dr Jin will otherwise continue his normal duties as officer and director of Next Fuel.  Depriving us of Mr. Song Jin's services in this important part of our business could adversely affect these operations, but during the period Mr. Song Jin's activities for us are restricted by this settlement agreement, we are free to utilize Mr. Song Jin's services to develop markets for our biogenic methane in areas with abundant coal resources and not restricted by this settlement.  During this period he will also investigate opportunities to develop or acquire other advanced technologies with focus on clean renewable energy.  With collaborations with leading research institutes, we will continue to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

●
We entered into a pilot test agreement with PT Enviro Energy. We are implementing the pilot test agreement with PT Enviro Energy in the field at certain lignite deposits in Sumatra, Indonesia owned by PT Enviro Energy.  We have concluded the initial Pilot Test in Indonesia, the results of the pilot were positive and in line with company expectations.  We can report that new Biogenic Methane was created/produced in all of the pilot wells.  The production, though still on a relatively small scale, can be extrapolated to meet our expectation of commercial production standards.

As the test results were positive, we expect to negotiate a license agreement to receive ten percent(10%) of gross profits of gas produced utilizing our Coal-to-Gas Technology from fields owned or operated by PT Enviro Energy.

●
We entered into a pilot test agreement and memorandum of understanding with San Ding Jiu Yuan/Future Fuel, which is affiliated with investors that purchased shares of our common stock as described in Item 2. We began field testing in Inner Mongolia in the People's Republic of China.  A site has been selected that is thought to be the most suitable location for the implementation of our technology. We have received coal samples from the sites and lab results from lignite taken from the test area has shown very positive to the application of our CTG Technology. These results show that new biogenic methane can be produced from the lignite in this test area. In addition to the lab testing, initial field operations have begun, these operations include drilling of the initial pilot wells and construction of infrastructure to tie the wells together. We expect the testing will be completed during the third fiscal quarter of 2012 (second calendar quarter of 2012).

We currently derive little revenue from the field test agreements described above and are incurring substantial expenses to conduct the tests.  There can be no assurance that the agreements described above will result in actual future revenue to us, or the amount or duration of any revenue we may derive.  See Item 1A, "Risk Factors" , for factors that could cause actual results to differ from the forward looking statements we have made about field tests and possible future licenses and revenue.

Plan of Operation

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report.  Most of the expense we incurred during this period related to acquisition activities.  Since March 31, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia described above under "Recent Developments."

Results of Operations

Year ended September 30, 2011

For the year ended September  30, 2011, we had $11,490  in revenue. Operating expenses for the year ended September 30, 2011 totaled $19,009,079.  During the year ended September 30, 2011, net interest expense totaled $63,087.  This resulted in a net loss of $19,130,616 during the year ended September 30, 2011. Operating expenses for the year ended September 30, 2011 included $17,649,999 for research and development costs (most of which related to the market price of shares of our Common Stock we issued to acquire the CTG Technology), $713,883 for professional fees and $545,197 for general and administrative expenses.  Most of these fees and expenses related to the acquisition of the coal-to-gas technology, financing activities and securities disclosure compliance.  Travel to our field test sites also constituted a substantial expense.

Year ended September 20, 2010

For the year ended September 30, 2010, we had no revenue.  Operating expenses for the year ended September 30, 2010 totaled $39,309, and interest expense totaled $25,513, which resulted in a net loss of $64,822 during the year ended September 30, 2010. Operating expenses for the year ended September  30, 2010 consisted of $27,930 for professional fees and $11,379 for general and administrative expenses.

Capital Resources and Liquidity

As of September 30, 2011, we had approximately $2.1 million in cash and cash equivalents and approximately $207,776 of liabilities, because we raised approximately $3.3 million of capital in transactions during April and May of 2011.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business.  However, because of the technology acquisition and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

Net cash used in operating activities during the year ended September 30, 2011 was $941,851, compared to $32,579 used in the year ending September 30, 2010.  Net cash flow used in investing activities during the year ended September 30, 2011 was $5,409, attributable to the purchase of fixed assets, compared to $0 for the year ending September 30, 2010.    Financing activities during the year ended September 30, 2011 provided $3,065,187 to us, an increase of $3,032,687, from the $32,500 provided by financing activities during the year ended September 30, 2010.  The cash provided by financing activities was primarily attributable to $3,300,937 in proceeds from the issuance of our common stock.  The following table summarizes our cash flows for the most two recent fiscal years:

	For the Years Ended September 30,
	2011	2010
Net Cash Used In Operating Activities	$(941,851)	$(32,579)
Net Cash Used In Investing Activities	$(5,409)	$0
Net Cash Provided by Financing Activities	$3,065,187	$32,500
Net Increase/ (Decrease) in Cash	$2,117,927	$(79)

We believe we currently have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months. However, because there was minimal revenue, we will continue to depend on sales of capital stock until we generate sufficient revenue.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from royalty agreements as the royalties are earned. The Company recognizes revenue from the sale of additives at the time the products are delivered. The price is fixed and collection is reasonably assured. The Company recognizes revenue under service agreements when the services are complete and the Company has no remaining obligations under the agreements.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and September 30, 2010,  the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the years ended September 30, 2011 and September 30, 2010, 1,000,000 and 0 shares, respectively, were issuable upon the exercise of  warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	32	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	33	BALANCE SHEETS AS OF SEPTEMBER 30, 2011 AND 2010

PAGE	34	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

PAGE	35	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

PAGE	36	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

PAGES	37-52	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Next Fuel, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Next Fuel, Inc. (A Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the years ended September 30, 2011 and 2010 and the period from August 14, 2007 (Inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Next Fuel, Inc. (A Development Stage Company) as of September 30, 2011 and 2010 and the results of its operations and its cash flow for the years ended September 30, 2011 and 2010 and the period from August 14, 2007 (Inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
December 22, 2011

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL  33426
Telephone: (561) 752-1721 i Fax: (561) 734-8562
www.cpawebb.com

Next Fuel, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2011	September 30, 2010
Current Assets
Cash	$2,117,927	$-
Inventories, net	-	-
Employee Advances	5,583	-
Prepaid Expenses	28,873	-
Total Current Assets	2,152,383	-

Property and Equipment, net	6,470	2,373

Total Assets	$2,158,853	$2,373

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$167,776	$10,790
Deferred Revenue	40,000	-
Loan Payable	-	285,750
Total Liabilities	207,776	296,540

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,052,500 and 7,037,500
issued and outstanding, respectively	1,206	703
Additional paid-in capital	21,636,928	261,571
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(19,594,057)	(463,441)
Total Stockholders' Equity/(Deficiency)	1,951,077	(294,167)

Total Liabilities and Stockholders' Equity/(Deficiency)	$2,158,853	$2,373

See accompanying notes to financial statements.

Next Fuel, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from August 14, 2007
	For the Years Ended September 30,		(Inception) to September
	2011	2010	30, 2011

Sales	$11,490	$-	$11,490

Cost of Goods Sold	(69,940)	-	(69,940)

Gross Loss	(58,450)	-	(58,450)

Operating Expenses
Professional fees	$713,883	$27,930	$1,083,147
Research and development costs	17,649,999	-	17,649,999
Contribution Expense	100,000	-	100,000
General and administrative	545,197	11,379	597,743
Total Operating Expenses	19,009,079	39,309	19,430,889

Loss from Operations	(19,067,529)	(39,309)	(19,489,339)

Other Expenses
Interest Income	1,693	-	1,693
Interest Expense	(64,780)	(25,513)	(106,411)
Total Other Income/(Expense)	(63,087)	(25,513)	(104,718)

Loss from Operations Before Income Taxes	(19,130,616)	(64,822)	(19,594,057)

Provision for Income Taxes	-	-	-

NET LOSS	$(19,130,616)	$(64,822)	$(19,594,057)

Net Loss Per Share - Basic and Diluted	$(2.03)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	9,432,466	6,886,336

See accompanying notes to financial statements.

Next Fuel, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to September 30, 2011

							Deficit
							accumulated		Total
	Preferred Stock		Common stock		Additional		during the		Stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	Treasury Stock	development stage	Subscription Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share)	-	-	50,000	5	99,995	-	-	-	100,000

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share), less offering costs of $4,038	-	-	1,000,000	100	1,995,837	-	-	-	1,995,937

Conversion of $50,000 convertible note to 500,000 shares of stock ($0.10 per share)	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property ($0 per share)	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property ($0 per share)	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	5,000	2	27,498	-	-	-	27,500

Value of in-kind service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(19,130,616)	-	(19,130,616)

Balance, September 30, 2011	-	$-	12,052,500	$1,206	$21,636,928	$(93,000)	$(19,594,057)	$-	$1,951,077

See accompanying notes to financial statements.

Next Fuel, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended September 30,		For the Period From August 14, 2007
	2011	2010	(Inception) to September 30, 2011
Cash Flows Used In Operating Activities:
Net Loss	$(19,130,616)	$(64,822)	$(19,594,057)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	27,500	-	28,000
Common stock issued for intellectual property	17,644,999	-	17,644,999
Beneficial conversion feature in stock conversion	50,000	-	50,000
In-kind contribution of services	289,600	5,200	305,900
In-kind contribution of interest	12,824	25,506	54,448
Depreciation and amortization expense	1,312	982	3,848
Impairment of inventory	58,935	-	58,935
Changes in operating assets and liabilities:
Increase in inventory	(58,935)	-	(58,935)
Increase in prepaid	(28,873)	-	(28,873)
Increase in employee advances	(5,583)		(5,583)
Increase in accounts payable and accrued expenses	156,986	555	167,776
Increase in deferred revenue	40,000	-	40,000
Net Cash Used In Operating Activities	(941,851)	(32,579)	(1,333,542)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(5,409)	-	(10,318)
Net Cash Used In Investing Activities	(5,409)	-	(10,318)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from convertible note payable	50,000	-	50,000
Repayments of loan payable	(285,750)	-	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	3,300,937	32,500	3,504,787
Net Cash Provided by Financing Activities	3,065,187	32,500	3,461,787

Net Increase/ (Decrease) in Cash	2,117,927	(79)	2,117,927

Cash at Beginning of Year/Period	-	79	-

Cash at End of Year/Period	$2,117,927	$-	$2,117,927

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,750	$-	$1,750
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2011 the Company converted $50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share. The Company also recognized a $50,000 beneficial conversion feature as an interest expense on the conversion.

See accompanying notes to financial statements.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Next Fuel, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Next Fuel, Inc. is a service-based firm that will develop and commercialize innovative technologies associated with renewable energy, such as unconventional natural gas production from lower grade coal, lignite, oil shale and other carbonaceous deposits.  We refer to this generally as Coal-to-Gas Technology.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy.  With collaborations with leading research institutes,  we will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship.

We are a technology provider and service company that assist owners of natural gas production resources to increase the efficiency of their operations by providing CTG technology and technical support services utilizing our CTG technology.  We do not plan to own or develop natural gas production projects.

Activities during the development stage include initiating pilot test work, finalizing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Significant estimates include the valuation of inventory, valuation of equity based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”

Diluted loss per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share.  For the years ended September 30, 2011 and 2010 respectively, 1,000,000 and 0,   shares issuable upon the exercise of warrants and were not included in the computation of loss per share because their inclusion is anti-dilutive.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

(F) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

(G) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. During the year ended September 30, 2011, the Company recognized an impairment of $58,935 in inventory.

	September 30, 2011	September 30, 2010
Inventory	$58,935	$-
Reserve	$(58,935)	$-
Total	$-	$-

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

(H) Stock-Based Compensation

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

(I) Income Taxes

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

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

	September 30, 2011	September 30, 2010

Expected income tax expense at the statutory rate of 38.55%	$(6,482,547)	$(24,991)
Tax effect of expenses that are not deductible for income
tax purposes (net of other amounts deductible for tax purposes)	104,538	11,840
Tax effect of differences in the timing of deductibility of items	20,038	-
for income tax purposes
Change in valuation allowance	6,357,971	13,151

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	September 30, 2011	September 30, 2010

Deferred income tax asset:
Net operating loss carryforward	6,513,599	155,628
Valuation Allowance	(6,513,599)	(155,628)
Deferred income taxes	-	-

As of September 30, 2011 and 2010 the Company has a net operating loss carryforward of approximately $19,100,000 and $404,978, respectively, available to offset future taxable income through 2031. The valuation allowance at September 30, 2011 was $6,513,599.  The valuation allowance at September 30, 2010 was $155,628. The net change in the valuation allowance for the year ended September 30, 2010 was an increase of $6,357,971.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

The Company recognizes revenue from royalty agreements as the royalties are earned. The Company recognizes revenue from the sale of additives at the time the products are delivered.  The price is fixed and collection is reasonably assured.  The Company recognizes revenue under service agreements when the services are complete and the Company has no remaining obligations under the agreements.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
☐
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

☐
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximated its fair value as of September 30, 2011, due to the short-term nature of this instrument.

(M) Research and Development

Under ASC No 350, goodwill and any other intangible assets deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lives intangibles might be impaired.

(N) Concentration of Credit Risk

At September 30, 2011, 100% of sales is to one customer.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

At times the Company has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $1,851,090 and $0 in excess of FDIC insurance limits as of September 30, 2011 and September 30, 2010, respectively.

(O) Recent Accounting Pronouncements

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

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	PROPERTY AND EQUIPMENT

At September 30, 2011 and September 30, 2010 property and equipment is as follows:

	September 30, 2011	September 30, 2010

Computer Equipment	$8,818	$4,908
Website Costs	1,500	-
Less accumulated depreciation and amortization	(3,848)	(2,535)

	$6,470	$2,373

Depreciation and amortization expense for the years ended September 30, 2011 and 2010 and the period from August 14, 2007(Inception) to September 30, 2011 was $1,312, $982 and $3,848 respectively.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

NOTE 3	STOCKHOLDERS’ EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash

On May 12, 2011, the Company issued 400,000 shares of common stock for $1,200,000 ($3/share).

On March 28, 2011, the Company entered into a stock subscription agreement for the sale up to 1,000,000 shares of common stock in two installments.  On March 28, 2011, the Company sold 50,000 shares of common stock for $100,000($2/share), less $4,038 in stock offering costs.   On May 20, 2011, the Company issued 950,000 shares of common stock for $1,899,975 ($2/share) as a second installment of the subscription agreement.

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

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

(B) In-Kind Contribution

For the year ended September 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company related to the acquisition of the intellectual property with a fair value of $287,000 (See Note 7).

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 7).

For the year ended September 30, 2011, the Company recorded contributed interest expense having a fair value of $12,824 (See Note 4).

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

(C) Stock Issued for Services and Intellectual Property

On April 1, 2011, the Company issued 2,500 shares of Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 6).

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

On July 1, 2011, the Company issued 2,500 shares of Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 6).

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

(E) Stock Warrants Issued for Intellectual Property

The following tables summarize all warrant grants for the years ended September 30, 2011 and 2010, and the related changes during these periods are presented below.

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance October 31, 2009	-	-
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at September 30, 2010	-	-
Granted	1,000,000	$0.20
Exercised	-
Expired	-
Balance at September 30, 2011	1,000,000	$0.20
Warrants Exercisable at September 30, 2011	1,000,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011	-	$0.20

The following table summarizes information about stock warrants for the Company as of September 30, 2011 and 2010:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.49	$0.20	1,000,000	$0.20

 NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The options vest immediately.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected Life:	1 Year

Expected volatility:	29.10%

Risk free interest rate:	0.25%
Expected dividends:	0%

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

(G) Conversion of Note Payable

During the year ended September 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Note 5).

NOTE 4	LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 10).  The remaining loan balance at September 30, 2010 is $285,750. The advances are unsecured, non-interest bearing and due on demand. For the year ended September 30, 2011, the Company recorded $54,448 as an in kind contribution of interest.    As of September 30, 2011, the $285,750 of loan balance and $1,750 of interest was repaid.  As of September 30, 2011 the loan balance is $0.

NOTE 5	CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received $50,000 of unsecured convertible non-interest bearing note payable, due ten days after written demand is made from shareholder.  All debt can be converted at the rate of $0.10 per share.  At March 28, 2011 the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized  over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G) and 7).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

NOTE 6	COMMITMENTS

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

In addition, the Company will pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources.   The agreement will remain in effect unless either party desires to cancel the agreement with a 30 day written notice.  Through September 30, 2011, the Company issued 5,000 shares of Company's common stock, having a fair value of $27,500 on the grant date of $5.50 per share (See Note 3(C)).

On June 1, 2011, the Company entered into a one-year employment agreement with its employee, with the initial term of the employment agreement expiring on May 31, 2012, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its employee to receive health benefits.  The Company currently has no bonus or benefit plans.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On May 1, 2011, the Company entered into a one-year employment agreement with its employee, with the initial term of the employment agreement expiring on May 31, 2012, The employment agreement provides him with annual compensation of $50,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its employee to receive health benefits.  The Company currently has no bonus or benefit plans.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The executive is entitled to participate in bonus plans and benefit plans to the extent the Company from time to time initiates such plans.  The Company currently has no bonus or benefit plans.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one-year period following termination if the benefit plans permit.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one-year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one-year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with its executive, with the initial term of the employment agreement expiring on March 31, 2013, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company. The agreement also calls for its executive to receive health benefits.    If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one-year period following termination if the benefit plans permit.

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

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the year ended September 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company in the acquisition of the intellectual property with a fair value of $287,000 (See Note 3(B)).

On February 22, 2011, the Company received $50,000 of unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(G) 5, and 6).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

Starting in June 2011, the Company rents office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party was $5,646 for the year ended September 30, 2011.

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

NOTE 9	CONTINGENCY

On August 24, 2011 Ciris Energy, Inc. ("Ciris") filed a complaint against us and Mr. Song Jin, our President, Chief Technical Officer, a member of our Board of Directors and a shareholder, in the District Court of Larimer County, Colorado entitled Ciris Energy, Inc. v Song Jin, an individual and Next Fuel, Inc. (Case Number 2011CV1712) that alleged that we induced him to breach a non-competition agreement and a confidentiality agreement with his former employer.  On December 19, 2011, we received a settlement agreement from Ciris, which by its terms was effective November 17, 2011.  This settlement agreement has no monetary terms and Mr. Jin and Next Fuel admitted to no wrongdoing.  As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012, and within the United States, The People’s Republic of China, and Indonesia, shall not be involved in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane.  The Colorado court retains jurisdiction over the law suit until the agreed restrictions are complied with.  Dr Jin will otherwise continue his normal duties as officer and director of Next Fuel.  Depriving us of Mr. Song Jin's services in this important part of our business could adversely affect our coal to methane operations in these countries.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

NOTE 10	SUBSEQUENT EVENTS

On November 17, 2011, the board of directors and stockholders adopted the 2011 Equity Compensation Plan (“2011 Equity Compensation Plan”) for the issuance of up to 1,000,000 shares of common stock to be granted through Nonqualified stock options, restricted stock, stock award or any combination thereof.   The exercise price of stock options under the 2011 Equity Compensation Plan is determined by the compensation committee of the Board of Directors, and shall not be less than 100% of the Fair Market Value of the Stock on the Option Grant Date. However, if the eligible participant owns more than 10% of the outstanding capital stock of the Company on the Option Grant Date, the Stock Option price per share shall not be less than 110% of the Fair market Value of the Stock on the Option Grant Date. Options may be exercised in whole or in part within 10 years from the Option Grant Date, or 5 years if Eligible Participant owns more than 10% of the outstanding capital stock of the Company.

On November 17, 2011, the Company granted 460,000 options through the equity compensation plan having an exercise price equal to the  average of the highest sale price and the lowest sale price for the stock on the Grant Date  (except for 75,000 options that have an revised price equal to 110% of that average).  Of the options granted 100,000 options vest immediately on the Grant date. The remaining 360,000 options vest in three annual installments. The Company has valued these options at their fair value using the Black-Scholes option pricing method.

On October 11, 2011, the consulting agreement dated April 1, 2011 was terminated. The Company issued 6,000 shares of common stock and paid them $6,500 for services performed subsequent to September 30, 2011.

On October 31, 2011, the Company entered into a twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement requires a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 for the remaining term of the agreement.

On December 22, 2011, the Company granted 10,000 options through the equity compensation plan having an exercise price equal to the average of the highest sale price and lowest sale price for the stock on the Grant Date.  These options vest in three annual installments.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report, September 30, 2011, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2011.   Based on its evaluation, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)  Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified.

Directors and Executive Officers

In connection with transactions reported in the section of this Report captioned "Security Ownership of Certain Beneficial Owners and Management. Guangwei Guo, a representative of our investors replaced John Cline as a member of the Board of Directors of the Company.  As of September 30 , 2011, the executive officers and members of the Board of Directors of the Company are as follows:

NAME	POSITION(S)
Robert H. Craig	Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors
Dr. Song Jin	President and Chief Operating, Chief Technology Officer and Member of the Board of Directors
Robin Kindle	Vice President and Chief Financial Officer
Jon Larsen	Vice President of Operations
Guangwei Guo	Member of the Board of Directors

Mr. Robert H. Craig (49 years old) became the CEO of the Company and Chairman of the Company's Board of Directors on March 28, 2011.  From January 2003 until December 2010, he was a founder and owner of WYTEX Ventures, LLC, a Coal Bed Methane Exploration & Production company based in Wyoming.   From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of 7 bankers. Mr. Craig was awarded a BBA in 1998 and a MBA in 2001 from the University of Houston.

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

Mr. Robin Kindle (58 years old) became Vice President and Chief Financial Officer of the Company on March 28, 2011. From January 2003 until December 2010 he was an owner of WYTEX Ventures, LLC and Loral Operating, LLC, both coalbed methane exploration and production companies. Mr. Kindle was the Director of Investor Relations for U.S. Energy Corp. from April 1998 until December 2003. U.S. Energy Corp. is a public company that engages in both Oil & Gas Operations and various other mineral developments. Mr. Kindle was awarded a Bachelor of Science Degree in Biology from the University of Wyoming

Mr. Jon Larsen (57 years old) became the Vice President of Operations of the Company on March 28, 2011.  From March 2005 until March 2011 he was the President of Loral Operating, LLC., a Coal Bed Methane Exploration & Production company based in Wyoming.  From July 2003 until March 2005 Mr. Larsen was the Senior Land Surveyor of P.E. Grosh Construction, Inc. a Civil Engineering Design and Construction Company. Mr. Larsen has extensive field experience in all aspects of the Coal Bed Methane industry and has several years experience specifically in field operations that utilize to the Coal-to-Gas Technology.

Mr. Guangwei Guo (50 years old) is the Managing Director of San Ding Jiu Yuan (Beijing) Venture Capital Co. Ltd. (an investment company) since January 2011.  He was the General Manager of Ordos Huigu Industrial Design Park Co. Ltd. (an organization with a mission to attract companies with advanced technologies to the city of Ordos) between November 2008 and May 2011.  From May 2006 to October 2008, he was the General Manager of Inner Mongolia Lepuweiye Energy Saving Co. Ltd. (a company that focuses on commercialization of technologies with energy-saving benefits in industrial applications).  From September 2005 to April 2006, he was the General Manager of Qinghai Soda Industry Co. Ltd. (a manufacturer of various chemicals such as sodium carbonate).  Mr. Guo graduated from Inner Mongolia Industrial University (China) with a Bachelor's degree in engineering.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics codifies the business and ethical principles that govern all aspects of our business. The code of conduct was previously filed as an exhibit to the Form 10K/A filed with the SEC on August 21, 2009. We undertake to provide a copy of our code of ethics to any person, at no charge, upon a written request. All written requests should be directed to Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801  Attention: Corporate Secretary.

The Board of Directors and Committees Thereof

Our Board of Directors held 2 meetings in the year ended September 30, 2011 and the Board acted by unanimous written consent 2 times during that period. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Pursuant to our bylaws, our Board of Directors is permitted to establish committees from time to time as it deems appropriate.  We do not currently have an audit committee or any other permanent committees of the Board of Directors because we do not have any independent directors.

Our Board of directors has not established a nominating committee or compensation committee because the Board believes that it is unnecessary in light of the Board’s small size.

Shareholder Nominations

Our incumbent directors were appointed pursuant to agreements in which stockholders acquired shares of our stock. We have not received any other director nominations from shareholders.

In the event that vacancies on our Board of Directors arise, the Board considers potential candidates for director, which may come to the attention of the Board through current directors, professional executive search firms, stockholders or other persons. The Board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below to our corporate secretary, Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801  Attention: Corporate Secretary.

The Board will consider properly submitted stockholder nominations received on or before November 15, 2011 for candidates for the Board of Directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board and the material provided by a stockholder to the corporate secretary for consideration of a nominee for director will be forwarded to the Board. All candidates will be evaluated at meetings of the Board. In evaluating such nominations, the Board will seek to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board of directors. The Board will consider candidates with excellent decision-making ability, business experience, personal integrity and reputation.  The Board does not have a policy regarding diversity of directors.

There have been no  material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Our fiscal year end is September 30, 2011.  No meeting of stockholders was held during fiscal years 2009, 2010 or 2011  We expect we will hold our next annual meeting of stockholders on or about February 15, 2012.

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

Communications with the Board of Directors

Stockholders may communicate with our Board of Directors or any of the directors by sending written communications addressed to the Board of Directors or any individual director at:

Next Fuel, Inc.
Attention: Corporate Secretary
821 Frank Street
Sheridan, WY 82801.
Attention: Corporate Secretary

All communications are compiled by the corporate secretary and forwarded to the Board or the individual director(s) accordingly.

Board Leadership Structure

The Board’s current leadership structure does not separate the positions of chairman and chief executive officer. The Board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment we face, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that not separating the positions of chairman of the Board and chief executive officer is the appropriate leadership structure at this time. The Board, through the chairman and the chief executive officer, are currently responsible for the strategic direction of our company. The chairman and the chief executive officer are currently responsible for the day to day operation and performance of our company. The Board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board's attention any material risks to the company. The Board has oversight responsibility for our risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation is reported pursuant to rules applicable to "smaller reporting companies" as provided in Rule 402 (l) of Regulation S-K.

The following table summarizes the compensation paid to certain of our executive officers for the years ended September 30 2011 and September 30, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Robert H. Craig (1)	2011	$70,833		$70,833
Chief Executive Officer	2010	$0		$0
Dr. Song Jin, (2)	2011	$70,833		$70,833
President, Chief Operating Officer, Chief Technology Officer	2010	$0		$0
Robin Kindle (3)	2011	$50,000		$50,000
Vice President and Chief Financial Officer	2010	$0		$0
John Cline	2011	$0		$0
former Chief Executive Officer	2010	$0		$0
Beverly Cline	2011	$0		$0
former Corporate Secretary	2010	$0		$0

(1)
Mr. Craig is employed by us under an employment agreement dated April 1, 2011, under which his initial annual salary is $120,000.  Mr. Craig was not employed by us prior to April 1, 2011.  Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 2011.

(2)
Mr. Jin is employed by us under an employment agreement dated April 1, 2011, under which his initial annual salary is $120,000.  Mr. Jin was not employed by us prior to April 1, 2011.  Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 2011.

(3)
Mr. Kindle is employed by us under an employment agreement dated April 1, 2011, under which his initial annual salary is $120,000.  Mr. Kindle was not employed by us prior to April 1, 2011.  Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 2011.

We have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during either of the two years ended September 30, 2011.  On November 17, 2011, we granted stock options pursuant to our 2011 Equity Compensation Plan to the officers in the table as follows: (1) Mr. Robert Craig five-year options for 75,000 shares of Common Stock with an exercise prove of $4.68 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014; (2) Mr. Song Jin ten-year options for 75,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014; and (3) Mr. Robin Kindle ten-year options for 50,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014.

The Company has entered into Employment Agreements, effective Apri1 1, 2011, with the following officers: Messrs. Craig, Jin, Kindle and Larsen.  Salaries were negotiated as part of the transaction in which the Company acquired technology and intellectual property described elsewhere in this Report.  Except for salary differences, the Employment Agreements for all officers are the same.  The Employment Agreements call for an initial annual salary of $120,000 for Messrs. Craig, Jin and Kindle and $70,000 for Mr. Larsen.

The principal terms of the Employment Agreements include the following terms:  The Employment Agreements have a term of two years that ends on March 31, 2013.  If the Company terminates employment before March 31, 2013, whether for cause or without cause, the Company is required to pay the officer one year of base salary.  The officers are entitled to participate in bonus plans and benefit plans to the extent the Company from time to time initiates such plans.  The Company currently has no bonus or benefit plans. Benefits are payable during the severance period (one year), if the terms of the benefit plans permit.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one-year period following termination.

The Technology Purchase Agreement, which is described in Item 2 of this Report "Description of Business" and Item 13 of this Report "Certain Relationships and Related Transactions and Director Independence," contains non-competition provisions for each of the above named officers.  The non-competition restrictions last until the later of March 31, 2015 or one year after termination of employment.

Narrative Disclosure of Registrant's Compensation Policies and Practices as They Relate to the Registrant's Risk Management

We believe our compensation policies and practices for our employees do not create risks that are reasonably likely to have a material adverse effect on the company.  We intend to review our compensation policies from time to time to reflect changes in our risk profile.  On November 17, 2011, we approved our 2011 Equity Compensation Plan that includes "claw-back" provisions that can cause an employee to forfeit option or stock grants even after the grant has vested.  The types of actions that can trigger claw-backs include: misappropriate or unauthorized disclosure of the company’s intellectual property; material breaches of contracts; certain willful or reckless failure to comply with company policies or lawful directives of the Board of Directors of company officers in material respects; certain willful or reckless falsification of financial information the participant is aware could mislead the Board or potential investors or certain failures to report the same after discovery; certain violations of fiduciary duties, certain unlawful trading in securities of the company; felony convictions; willful or reckless misconduct that adversely affect the company; dishonesty, fraud, embezzlement, deceit or other unlawful acts, violations of no-competition, non-solicitation or other covenants.

Golden Parachute Compensation

We do not have any type of compensation, whether present, deferred or contingent that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets.  Our stock option award grants made on November 17, 2011 described above do not include accelerated vesting on account of a sale transaction.  We do have severance provisions in employment agreements with certain officers as described above, which are triggered by termination of employment, whether in connection with a sale transaction or otherwise.

Director Compensation

Our directors currently receive no compensation for their service as directors, and none of our directors were compensated for their service as our directors during either of the two years ended September 30, 2011.  On November 17, 2011, we granted stock options pursuant to our 2011 Equity Compensation Plan to Mr. Guangwei Guo ten-year options for 10,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 1, 2011 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801.

Shareholder Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
David S. Callan (3)(4) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,125,000	11.8%

R. Scott Williams (3) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,125,000	11.8%

Hawk Opportunity Fund, L.P. (3) 159 North State Street Newtown PA, 18949	500,000	5.2%
________________

(1)
Shares are reported in the table as currently beneficially owned if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days.  Shares are also reported as beneficially owned if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 9,553,500 shares of our Common Stock outstanding at December 1, 2011.  Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
As the sole general partners of Hawk Opportunity Fund, L.P., Callan and Williams are each deemed to beneficially own all 500,000 shares owned by Hawk Opportunity Fund, LP in addition to shares each personally owns.  Numbers of shares and percentages shown in the table for Hawk Opportunity Fund, LP, Callan and Williams would overstate the collective ownership of these three shareholders if aggregated together, because the 500,000 shares are counted as owned by each of these shareholders.  The three shareholders beneficially own a total of 1,750,000 shares, which constitutes approximately 18.3% of the Company's outstanding shares of Common Stock.

The following table describes, as of December 1 , 2011, the beneficial ownership of our Common Stock by (i) each of our current directors, (ii) each of our executive officers and (iii) all of our current directors and executive officers as a group.

Shareholder	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Robert H. Craig (3)	2,000,000	19.0%
Song Jin (4)	1,000,000	9.5%
Robin Kindle (5)	800,000	8.4%
Jon Larsen (6)	200,000	2.1%
Guangwei Guo (7)	1,107,000	11.6%
All executive officers and directors as a group (five persons) (3) (4) (5) (6) (7)	5,107,000	53.0%

___________________
(1)
Shares are reported in the table as currently beneficially owned, if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days.  Shares are also reported as beneficially owned, if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 9,553,500 shares of our Common Stock outstanding at December 1, 2011. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
Includes 1,000,000 shares Mr. Craig  has the right to acquire at any time pursuant to a two-year warrant. The exercise price of the warrant is: (i) Twenty ($0.20) Cents per share, if the warrant is exercised during its first year and (ii) Thirty ($0.30) Cents per share, if the warrant is exercised during its second year.  Does not include 75,000 shares subject to outstanding stock options of Mr. Craig which do not become exercisable within  sixty (60) days

(4)	Does not include 75,000 shares subject to outstanding stock options of Mr. Jin which do not become exercisable within sixty (60) days
(5)	Does not include 50,000 shares subject to outstanding stock options of Mr. Kindle which do not become exercisable within sixty (60) days
(6)	Does not include 50,000 shares subject to outstanding stock options of Mr. Larsen which do not become exercisable within sixty (60) days
(7)
Does not include 333,000 shares of Common Stock owned by two business associates of Mr. Guo as to which Mr. Guo disclaims beneficial ownership. Does not include 100,000 shares of common stock by Mr Guo's adult daughter as to which he disclaims beneficial ownership. Does not include 10,000 shares subject to outstanding stock options of Mr. Guo which do not become exercisable within  sixty (60) days

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compliance with Section 16(a) of the Exchange Act

During fiscal 2011, our common stock was registered pursuant to Section 15(d) of the Securities Exchange Act of 1934.  Therefore, our officers and directors were not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Director Independence

All the members of our Board of Directors are either officers or major shareholders of the Company or both.  Our Board of director follows the standards of independence established under the NASDAQ rules. None of the Members of our Board of Directors is independent. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining that any of the directors are independent.

Lease of Principal Offices from Robin Kindle

The Company currently leases its principal offices consisting of approximately 3,000 square feet of office and warehouse space on a month to month basis from Robin Kindle for $1,118 per month.

Pilot Test Agreement and Memorandum of Understanding

The Company has entered into a Pilot Test Agreement and Memorandum of Understanding with San Ding Jiu Yuan/Future Fuel, an affiliate of Guangwei Guo, a member of the Board of Directors of the Company investors that purchased shares of our common stock as described below.  We began field testing in Inner Mongolia in the People's Republic of China.  Both parties are working to find the most suitable location for the implementation of our technology.  Our management visited Inner Mongolia and several potential sites were surveyed.  We have received coal samples from the sites and are evaluating them for their suitability for our Coal-to-Gas technology.  Actual field work is scheduled to begin by October of 2011.  We expect all field work will be completed by December 31, 2011 and testing completed by March 31, 2012.

Sales of Securities to Guangwei Guo and Affiliates

Pursuant to Subscription Agreements dated March 28, 2011 and May 13, 2011, three individuals affiliated with San Ding Jiu Yuan Beijing Venture Investment Company (collectively, "San Ding") the Company sold One Million shares of Common Stock for Two ($2.00) Dollars (U.S.) per share for an aggregate amount of Two Million ($2,000,000) Dollars (US).  Mr. Guangwei Guo, a representative of San Ding, became a member of the Company's Board of Directors.

Mr. Guangwei Guo, a member of the Company's Board of Directors, purchased an additional Four Hundred Thousand (400,000) shares of Common Stock of the Company for a purchase price of Three ($3.00) Dollars (US) per share in a transaction in which the Company raised One Million Two Hundred Thousand ($1,200,000) Dollars (US).

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

During the first time period (the "Lock-up Period"), no Restricted Transactions are permitted.  The Lock-up Period started immediately and ends on the first anniversary of the last day of the calendar month during which the later of two events occurs: (i) the date a Registration Statement pursuant to Section 5 of the Securities Act of 1933 covering the resale of shares of Common Stock of the Company becomes effective by order of the SEC, which Registration Statement includes shares of Common Stock sold in the private placement, or (ii) the date the Company raises at least Three Million ($3,000,000) Dollars (US) in the private placement, including from sales to San Ding described in this Report.  We have already achieved the capital raising goal and the registration statement became effective on October 28, 2011.  Consequently the one year lock-up period has begun running and will end on October 31, 2012.

The second time period covered by the San Ding Lock-up Agreement (the "Installment Re-Sale Period") begins immediately after the Lock-up Period and ends on the first (1st) anniversary of the beginning of the Installment Re-Sale Period.  During the Installment Re Sale Period, San Ding is permitted to sell during any calendar month a number of shares equal to the lower of Eight and One Half (8.5%) of the shares purchased, or its pro rata share of the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume").  San Ding's pro rata share is determined by dividing (i) the number of shares owned by San Ding, by (ii) the number of shares whose resale is restricted by agreements with San Ding and other investors in the private placement.

After the Installment Re-Sale Period ends on October 31, 2013, San Ding is free to sell or otherwise transfer shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

The Company also entered into a Registration Rights Agreement dated May 13, 2011 with San Ding (the "Registration Rights Agreement"). The Registration Rights Agreement requires the Company to use reasonable commercial efforts to file by July 11, 2011 a registration statement to register for re-sale the shares purchased by San Ding and to use reasonable commercial efforts to cause the registration to become effective within six months after the registration statement is filed. The Registration Rights Agreement includes liquidated damages, if the Company fails to achieve the target dates, because the Company fails to use commercially reasonable efforts. The Registration Rights Agreement contains other provisions common to agreements of this nature.  Because the registration statement became effective on October 28, 2011, the Company is no linger subject to this liquidated damages provision.

Issuances of Securities to Acquire Technology and Intellectual Property

In transactions exempt from registration by reason of Section 4 (2) of the Securities Act of 1933, as amended, on March 28, 2011, the Company issued Three Million Ten Thousand (3,010,000) shares of Common Stock and a Warrant to purchase an additional One Million Shares of Common Stock to five persons (the "Technology Sellers") in connection with the acquisition of certain technology (the "Acquired Technology") described in Item 1 of this Report "Description of Business."

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

During the first time period (the "Lock-up Period"), no Restricted Transactions are permitted. The Lock-up Period started immediately and ends on the first anniversary of last day of the calendar month during which the later of two events occurs: (i) the date a Registration Statement pursuant to Section 5 of the 1933 Securities Act of 1933, as amended, covering resale of shares of Common Stock of the Company becomes effective by order of the SEC, which Registration Statement includes shares of Common Stock sold in a private placement, as defined in the Registration Rights or (ii) the date the Company raises at least Three Million ($3,000,000) Dollars (US) in private placement(s), including from sales to San Ding described in this Report.  We have already achieved the capital raising goal and the registration statement became effective on October 28, 2011.  Consequently the one year lock-up period has begun running and will end on October 31, 2012.

The second time period (the "Installment Re-Sale Period") begins immediately after the Lock-up Period and ends on the first (1st) annual anniversary of the beginning of the Installment Re-Sale Period.  During the Installment Re Sale Period, each of the Technology Sellers are permitted to sell during any calendar month a number of shares equal to the lower of Eight and One Half percent (8.5%) of the shares they purchased, or their pro rata share of the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume").  The pro rata share of each Technology Seller is determined by dividing (i) the number of shares owned by that Technology Seller, by (ii) the number of shares owned by all Technology Sellers.

After the Installment Re-Sale Period ends on October 31, 2013, the Technology Sellers are free to sell or otherwise transfer shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

Transactions with Hawk Opportunity Fund, LP and its General Partners

On February 22, 2011, Hawk Opportunity Fund, L. P. ("Hawk")  loaned us  Fifty Thousand ($50,000) Dollars to facilitate the Registrant negotiating the acquisition of the Acquired Technology described above.   On March 28, 2011, when we acquired the Acquired Technology, the $50,000 loan was converted into shares of our Common Stock at a rate of Ten Cents ($0.10)  per share for a total of 500,000 shares of Common Stock.

On February 22, 2011 Hawk purchased for Five Thousand ($5,000) Dollars indebtedness the Registrant owes to Next Fuel, Inc., a Delaware corporation ("Next Fuel Delaware"), in the amount of Two Hundred Eighty Five Thousand Seven Hundred Fifty ($285,750) Dollars (the "Advance") which was advanced to the Registrant by Next Fuel Delaware in anticipation that Next Fuel Delaware would acquire control of the Registrant.  On February 22, 2011, the Registrant, Hawk and Next Fuel Delaware entered into an agreement whereby the Registrant and Next Fuel Delaware terminated their prior agreements and released one another from liabilities other than the Advance purchased by Hawk. The $285,750 Advance purchased by Hawk did not bear interest and was payable upon demand by the holder of the Advance.  The $285,750 Advance was repaid in full on June 29, 2011.

In addition, certain shares and options to purchase shares were transferred by to Hawk and Hawk's affiliates by John Cline, who was then the Company's Chief Executive Officer.  Such transactions were reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and February 28, 2011 and April 1, 2011, which are incorporate herein by reference.

John Cline, President, Chief Executive Officer and member of the Board of Directors of the Registrant, has entered into a Stock Resale and Option Agreement dated as of February 22, 2011 (the "Cline Transfer Agreement") pursuant to which John Cline has agreed to transfer to David S. Callan ("Callan") and R. Scott Williams ("Williams") and Hawk Opportunity Fund, L. P., a Delaware limited partnership (Callan, Williams and Hawk are referred to collectively as the "Buyers") all 2,500,000 shares of Common Stock of the Registrant he owns.

Williams and Callan are the sole general partners of Hawk and share control over Hawk’s decisions, including whether to Exercise the Option, resell shares and vote shares Hawk owns.

The terms of the transfer to the Buyers by Mr. Cline included (i) the immediate sale to Williams of Six Hundred Twenty-Five  Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; (i) the immediate sale to Callan of Six Hundred Twenty-Five  Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; and (iii) grant to Hawk of a two-year option (the "Option") to purchase an additional One Million Two Hundred Fifty Thousand (1,250,000) shares of Common Stock from Mr. Cline.  The exercise price of the Option is (i) Twenty ($0.20) Cents per share, if the Option is exercised before March 1, 2012 and (ii) Thirty ($0.30) Cents per share, if the Option is exercised on or after March 1, 2012 and before March 1, 2013.  The Option terminates on the last day of February 2013.

The Registrant is a party to the Cline Transfer Agreement only for the purpose of confirming that the Buyers understand the shares they acquire can be transferred only in compliance with an exemption from registration or a registration statement.  The Registrant has not agreed to register re-sales of shares by the Buyers.  The Registrant will not receive any payments from the Buyers or Mr. Cline in connection with the transactions contemplated by the Cline Transfer Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2011 and 2010, we were billed approximately $30,420 and $14,675, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2011 and 2010.

Tax Fees

For the Company’s fiscal year ended September 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2011 and 2010.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K appears immediately following the signature page.

Supplemental Information to be furnished with Reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

The registrant has not sent to securities holders any annual report with respect to its last fiscal year or proxy materials with respect to any annual or other meeting of securities holders.  The registrant intends to furnish such proxy statement and furnish such annual report to the Commission subsequent to the filing of the annual report on this form.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this  Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

/s/ Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: December 22, 2011

/s/ Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: December 22, 2011

EXHIBITS INDEX

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

10.11
Subscription Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

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

10.14	2011 Equity Compensation Plan of the Company effective November 1, 2011.

10.15	Stock Option Award Agreement dated November 17, 2011 for Robert Craig.

10.16	Stock Option Award Agreement dated November 17, 2011 for Song Jin.

10.17	Stock Option Award Agreement dated November 17, 2011 for Robin Kindle.

10.18	Stock Option Award Agreement dated November 17, 2011 for Guangwei Guo.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Office.

101	Interactive Data File.*
 __________
* This information is furnished in eXtensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.