Form 10-Q
period 2011-12-31
NEXT FUEL, INC.
filed 2012-02-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes ☐ No ☒
Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of February 14, 2012:  12,053,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Control and Procedures	29

PART II-- OTHER INFORMATION

SIGNATURE

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2011 (UNAUDITED) AND AS OF SEPTEMBER 30, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Next Fuel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2011	September 30, 2011
	(Unaudited)
Current Assets
Cash	$1,673,279	$2,117,927
Employee Advances	895	5,583
Prepaid Expenses	31,475	28,873
Total Current Assets	1,705,649	2,152,383

Equipment and Intangibles, net	5,904	6,470

Total Assets	$1,711,553	$2,158,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$107,781	$167,776
Accounts payable - related party	3,261	-
Deferred Revenue	-	40,000
Total Liabilities	111,042	207,776

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,053,500 and 12,052,500
issued and outstanding, respectively	1,206	1,206
Additional paid-in capital	21,770,423	21,636,928
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(20,078,118)	(19,594,057)
Total Stockholders' Equity	1,600,511	1,951,077

Total Liabilities and Stockholders' Equity	$1,711,553	$2,158,853

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Period from August 14, 2007 (Inception) to December 31,
	2011	2010	2011

Sales	$-	$-	$11,490
Consulting Income	40,000	-	40,000
Cost of Goods Sold - Sales	-	-	(69,940)

Gross Profit - Sales	-	-	(58,450)
Gross Profit - Consulting	40,000	-	40,000

Operating Expenses
Professional fees	$125,128	$8,701	$1,208,275
Research and development costs	-	-	17,649,999
Contribution Expense	-	-	100,000
Salary Expense	280,421	-	286,507
General and administrative	119,504	2,614	711,161
Total Operating Expenses	525,053	11,315	19,955,942

Loss from Operations	(485,053)	(11,315)	(19,974,392)

Other Expenses
Interest Income	1,046	-	2,739
Interest Expense	(54)	(6,412)	(106,465)
Total Other Income/(Expense)	992	(6,412)	(103,726)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(484,061)	(17,727)	(20,078,118)

Provision for Income Taxes	-	-	-

NET LOSS	$(484,061)	$(17,727)	$(20,078,118)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	12,053,346	7,080,357

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to December 31, 2011
(Unaudited)

					Additional		Deficit accumulated during the		Total Stockholder's
	Preferred Stock		Common Stock		paid-in	Treasury	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	-	95,962

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share)	-	-	1,000,000	100	1,999,875	-	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	5,000	2	27,498	-	-	-	27,500

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(19,130,616)	-	(19,130,616)

Balance, September 30, 2011	-	-	12,052,500	1,206	21,636,928	(93,000)	(19,594,057)	-	1,951,077

Common stock issued for services ($5.50/ per share)	-	-	1,000	-	5,500	-	-	-	5,500

Issuance of Stock Options	-	-	-	-	127,995	-	-	-	127,995

Net loss for the three months ended December 31, 2011	-	-	-	-	-	-	(484,061)	-	(484,061)

Balance, December 31, 2011	-	$-	12,053,500	$1,206	$21,770,423	$(93,000)	$(20,078,118)	$-	$1,600,511

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		For the Period From August 14, 2007 (Inception) to December 31,
	2011	2010	2011
Cash Flows Used In Operating Activities:
Net Loss	$(484,061)	$(17,727)	$(20,078,118)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	5,500	-	33,500
Common stock issued for intellectual property	-	-	17,644,999
Beneficial conversion feature in stock conversion	-	-	50,000
In-kind contribution of services	-	1,300	305,900
In-kind contribution of interest	-	6,412	54,448
Compensation Expense on Stock Options	127,995	-	127,995
Depreciation and amortization expense	566	247	4,414
Impairment of Inventory	-	-	58,935
Changes in operating assets and liabilities:
Increase in inventory	-	-	(58,935)
Increase in prepaid	(2,602)	-	(31,475)
Increase/(Decrease) in employee advances	4,688		(895)
(Decrease)/Increase in accounts payable and accrued expenses	(59,011)	4,768	107,781
Increase in accounts payable - related party	2,277	-	3,261
Decrease in deferred revenue	(40,000)	-	-
Net Cash Used In Operating Activities	(444,648)	(5,000)	(1,778,190)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	-	-	(10,318)
Net Cash Used In Investing Activities	-	-	(10,318)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from convertible note payabe	-	-	50,000
Repayments of loan payable	-	-	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	-	5,000	3,504,787
Net Cash Provided by Financing Activities	-	5,000	3,461,787

Net (Decrease) Increase in Cash	(444,648)	-	1,673,279

Cash at Beginning of Year/Period	2,117,927	-	-

Cash at End of Year/Period	$1,673,279	$-	$1,673,279

Supplemental disclosure of cash flow information:

Cash paid for interest	$54	$-	$1,804
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2011, the Company
converted $50,000 of convertible notes payable into 500,000
shares of common stock at a conversion rate of $0.10 per
share. The Company also recognized a $50,000 beneficial
conversion feature as an interest expense on the conversion.

See accompanying notes to condensed unaudited financial statements

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy, such as novel systems for energy-related water treatment, and processes for carbon dioxide conversion and carbon loop closure, and biological fuel cells.  Collaborations with leading research institutes, such University of Colorado, University of Wyoming, and Peking University will allow the Company to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and September 30, 2011, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the three months ended December 31, 2011 and 2010 respectively, 1,000,000 and 0, shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three months ended December 31, 2011 and 2010 respectively, 470,000 and 0, shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

(E) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

(F) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.  Any other intangible assets deemed to have indefinite lives are not subject to amortization (See Note 3(A)).

(G) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. During the three months ended December 31, 2011 and the year ended September 30, 2011, the Company recognized an impairment of $0 and $58,935 in inventory, respectively.

	December 31, 2011 (Unaudited)	September 30, 2011
Inventory	$-	$58,935
Reserve	$-	$(58,935)
Total	$-	$-

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

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

The Company recognizes revenue from royalty agreements as the royalties are earned. The Company recognizes revenue from the sale of additives at the time the products are delivered, the price is fixed, and collection is reasonably assured.  The Company recognizes revenue under service agreements, including consulting, when the services are complete and the Company has no remaining obligations under the agreements.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of December 31, 2011 and September 30, 2011.

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

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

(M) Concentration of Credit Risk

At December 31, 2011, 100% of revenue was from one customer for consulting services.

At times the Company has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $1,428,147 and $1,851,090 in excess of FDIC insurance limits as of December 31, 2011 and September 30, 2011, respectively.

(N) Recent Accounting Pronouncements

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
AS OF DECEMBER 31, 2011
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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

NOTE 2	EQUIPMENT AND INTANGIBLES

At December 31, 2011 and September 30, 2011 equipment and intangibles are as follows:

	December 31, 2011 (Unaudited)	September 30, 2011

Computer Equipment	$8,818	$8,818
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(4,414)	(3,848)

	$5,904	$6,470

Depreciation and amortization expense for the three months ended December 31, 2011 and 2010 and the period from August 14, 2007(Inception) to December 31, 2011 was $566, $247 and $4,414 respectively.

NOTE 3	STOCKHOLDERS’ EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash

On May 12, 2011, the Company issued 400,000 shares of common stock for $1,200,000 ($3/share).

On March 28, 2011, the Company entered into a stock subscription agreement for the sale of up to 1,000,000 shares of common stock in two installments.  On March 28, 2011, the Company sold 50,000 shares of common stock for $100,000 ($2/share) less $4,038 in stock offering costs. On May 20, 2011, the Company issued 950,000 shares of common stock for $1,899,975 ($2/share) as a second installment of the subscription agreement.

On October 14, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

On August 10, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share).

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

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

(C) Stock Issued for Services and Intellectual Property

On October 15, 2011, the Company issued 1,000 shares of the Company's common stock, having a fair value of $5,500 ($5.50 per share) on the grant date (See Note 7).

On July 1, 2011, the Company issued 2,500 shares of the Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 7).

On April 1, 2011, the Company issued 2,500 shares of the Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 7).

On March 28, 2011, the Company issued 3,010,000 shares of the Company’s common stock, having a fair value of $13,394,500 on the grant date and 1,000,000 warrants having a fair value of $4,250,499 (See Note 3(E)) in exchange for intellectual property.  As of September 30, 2011, the intellectual property was deemed to have no future value and the full amount was expensed to research and development.

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

During the year ended September 30, 2008, the Company re-purchased 1,075,269 shares of common stock for $40,000.

(E)  Stock Warrants Issued for Intellectual Property

The following tables summarize all warrant grants for the three months ended December 31, 2011 and 2010, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2011	1,000,000	$0.20
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at December 31, 2011	1,000,000	$0.20
Warrants Exercisable at December 31, 2011	1,000,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

The following table summarizes information about stock warrants for the Company as of December 31, 2011 and 2010:

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.24	$0.20	1,000,000	$0.20

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$-	-	-	$-	-	$-

(F)  Conversion of Note Payable

During the year ended September 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Notes 6 and 8).

NOTE 4	STOCK OPTIONS

On November 17, 2011, the Company granted an option to an employee to purchase 75,000 shares of common stock at an exercise price of $4.68 per share.  25,000 shares will be vested after one year of employment, 25,000 shares will be vested after two years of employment, and 25,000 shares will be vested after three years of employment.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:   1 – 3 years
Expected volatility:  57.57%
Risk free interest rate:  0.40%
Expected dividends:  0%

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

On November 17, 2011, the Company granted options to employees to purchase 375,000 shares of common stock at an exercise price of $4.25 per share.  100,000 shares were vested immediately, 91,664 shares will be vested after one year of employment, 91,668 shares will be vested after two years of employment, and 91,668 shares will be vested after three years of employment.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:   1 – 3 years
Expected volatility:  57.57%
Risk free interest rate:  0.40%
Expected dividends:  0%

On November 17, 2011, the Company granted an option to a non-employee to purchase 10,000 shares of common stock at an exercise price of $4.25 per share.  3,333 shares will be vested after one year of service, 3,333 shares will be vested after two years of service, and 3,334 shares will be vested after three years of service.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:   1 – 3 years
Expected volatility:  57.57%
Risk free interest rate:  0.40%
Expected dividends:  0%

On December 22, 2011, the Company granted an option to a non-employee to purchase 10,000 shares of common stock at an exercise price of $4.20 per share.  3,333 shares will be vested after one year of service, 3,333 shares will be vested after two years of service, and 3,334 shares will be vested after three years of service.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:   1 – 3 years
Expected volatility:  63.13%
Risk free interest rate:  0.40%
Expected dividends:  0%

During the three months ended December 31, 2011 and 2010, the Company recognized compensation expense related to stock options of $127,995 and $0, respectively.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

For the three months ended December 31, 2011, the Company recorded stock-based compensation expense of $96,931 related to vested employee stock options, $29,990 related to unvested employee stock options, and $1,074 related to unvested non-employee stock options.   For the three months ended December 31, 2010, the Company recorded no stock-based compensation expense.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with FASB ASC 505,  Equity,  and FASB ASC 718,  Compensation – Stock Compensation . The related expense is recognized over the period the services are provided.

A summary of the Company’s stock option plans as of December 31, 2011, and changes during the three month period then ended is presented below:

	Three Months Ended December 31, 2011
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2011	-	$-
Options granted	470,000	4.32
Options expired	-	-
Options cancelled	-	-
Options at December 31, 2011	470,000	$4.32
Options exercisable at December 31, 2011	100,000	$4.25

Changes in the Company’s unvested options for the three months ended December 31, 2011 are summarized as follows:

	Three Months Ended December 31, 2011
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2011	-	$-
Options granted	470,000	4.32
Options vested	100,000	4.25
Options cancelled	-	-
Non-vested options at December 31, 2011	370,000	$4.34

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	4.88	$4.68	-	$-
4.25	385,000	9.89	4.25	100,000	4.25
4.20	10,000	9.98	4.20	-	-
Totals	470,000	9.09	$4.32	100,000	$4.25

NOTE 5	LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.  The loans were made pursuant to the Letter of Intent (See Note 9).  The remaining loan balance at December 31, 2011 is $0. The advances were unsecured, non interest bearing and due on demand.  For the year ended September 30, 2011, the Company recorded $54,448 as an in kind contribution of interest.  As of September 30, 2011, the $285,750 loan balance and $1,750 of interest was repaid (See Note 3(B)).

NOTE 6	CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received a $50,000 unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28, 2011 the stockholder converted $50,000 of the convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(F) and 8).

NOTE 7	COMMITMENTS

On October 31, 2011, the Company entered into a twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement requires a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 for the remaining term of the agreement.  During the three months ended December 31, 2011, the Company paid the outside consultant $10,000 and no other amounts are due under the terms of the agreement.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

On June 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On May 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012, The employment agreement provides him with annual compensation of $54,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013, The employment agreement provides him with annual compensation of $150,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013, The employment agreement provides him with annual compensation of $150,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013, The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013, The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a consulting agreement to receive investor relations services.  The Company was required to pay $6,500 a month and 20,000 shares of Company's common stock according to the following schedule:

•	October 31, 2011 - 5,000 shares for services rendered April through September
•	April 30, 2012 - 5,000 shares for services rendered October through March
•	October 31, 2012 - 5,000 shares for services rendered April through September
•	April 30, 2013 - 5,000 shares for services rendered October through March

In addition, the Company would pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. This agreement was terminated effective October 11, 2011.  Through December 31, 2011, the Company issued 6,000 shares of Company's common stock, having a fair value of $33,000 on the grant date, based on $5.50 per share (See Note 3(C)).

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

NOTE 8     RELATED PARTY TRANSACTIONS

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the year ended September 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company in the acquisition of the intellectual property with a fair value of $287,000 (See Note 3(B)).

On February 22, 2011, the Company received a $50,000 unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of the convertible debt into 500,000 shares of common stock.  In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(F) and 6).

Starting in June 2011, the Company rents office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party was $3,354 for the three months ended December 31, 2011.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

NOTE 9     BINDING LETTER OF INTENT

On April 6, 2009 the Company entered into a binding letter of intent with Next Fuel, Inc., an unrelated Delaware company.  Pursuant to the letter of intent, the Company will issue approximately 75% of the Company’s outstanding shares for total consideration of $300,000. The agreement was terminated on February 22, 2011 without consummating the acquisition (See Note 5).

NOTE 10   SUBSEQUENT EVENTS

On January 24, 2012, the Company entered into a one-year consulting agreement to receive investor relations services effective February 1, 2012.  The Company is required to pay $3,500 a month and 28,000 shares of Company's common stock according to the following schedule:

•	May 1, 2012 - 7,000 shares for services rendered February through April
•	August 1, 2012 - 7,000 shares for services rendered May through July
•	November 1, 2012 - 7,000 shares for services rendered August through October
•	February 1, 2013 - 7,000 shares for services rendered November through January

The agreement may be terminated by either party at any time without penalty upon failure by the other party to comply, including, without limitation, failure to comply with securities laws, rules and regulations in the performance of the agreement.  The Company may terminate the agreement without cause prior to February 1, 2013 and agrees to pay all required fees through February 1, 2013.  On February 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 1, 2013, either party may terminate the contract with or without cause without penalty upon 60 days’ written notice.

Effective February 1, 2012, the Company entered into a research agreement with the University of Wyoming to perform research and to help develop a prototype that utilizes the Company's Low Energy- input Pervaporation Technology (LPV Technology). The term of the agreement is for six months with an expected expense of $50,000. Through February 14, 2012, no payments have been made to the University of Wyoming pursuant to this Agreement.

On February 12, 2012 the Company paid $42,500 and granted options to purchase 350,000 shares of Common Stock to inventors to compensate them for services related to assisting the Company to secure patent protection for the LPV Technology and Carbon Dioxide to Product (CPV) Technology they assigned to the Company.  These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years.  150,000 of these options were granted to our Chief Executive Officer, Mr. Robert Craig and 150,000 of these options were granted to our President, Mr. Song Jin for contributions to the CPV Technology.  The options for Messrs. Craig and Jin do not vest unless a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company.  The remaining 50,000 stock options were granted to an unrelated inventor who contributed to the LPV Technology.  One third of these 50,000 options vested by reason of filing a provisional U. S. patent application for the LPV Technology on January 3, 2012.  One third of these stock options will vest upon filing when the Company files a Definitive Patent Application and the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company in such endeavor and one third of the 50,000 stock options will vest  when the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company obtain patent protection for the acquired LPV technology.

On February 12, 2012 our Board of Directors approved a comprehensive Performance Bonus Equity Plan which reserves Options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share.  The options cannot be exercised unless the Company achieves key value milestones each year for fiscal years 2012, 2013 and 2014.  The options all expire if these value milestones are not achieved within the stated time periods.  If the value milestones are achieved within the stated time periods, the option terms will be extended to February 12, 2022, subject to earlier termination upon termination of service by the officer or employee.  Options that are associated with a value milestone that is achieved are then subject to vesting in three equal annual installments  on the anniversary date of the value milestone being achieved while the officer or employee remains employed.  Vesting can be accelerated using a double trigger for acceleration that requires both sale of the Company and termination of employment without cause within six months of the sale.  The value milestones that are required to be achieved each fiscal year to prevent termination of the options are based on key strategic objectives our Board of Directors has determined are important to building shareholder value:

(1) for up to 500,000 option shares, on or before September 30, 2012, the Company shall have raised after February 12, 2012 an aggregate of $5 million gross proceeds from sales of securities (the "2012 Value Milestone");

(2) for up to 1,200,000 option shares, on or before March 31, 2013, the Company shall have either (a) achieved greater than thirty (30) million cubic feet per day gas production from at least twenty production pumps or (b) after the date hereof, the Company shall have collected at least $1 million (USD) from licensees and other customers (the "2013 Value Milestone"); and

(3) for up to 1,200,000 option shares, on or before March 31, 2014, the Company shall have both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($0.20) Cents, or (b) the Company's shares shall have been listed /quoted for trading on NASDAQ's Capital market (the "2014 Value Milestone").

The value milestones described above are objectives.  There is no assurance these objectives will be achieved.  Our actual results could differ materially from these objectives.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors” and "Forward Looking Statements."

Of these grants under the Performance Bonus Plan, (i) Mr. Robert Craig, or Chief Executive Officer received  a total of 900,000 options, of which 100,000 were associated with the 2012 Value Milestone, 400,000 were associated with the 2013 Value Milestone and 400,000 were associated with the 2014 Value Milestone; (2) Mr. Song Jin, our President received  a total of 900,000 options, of which 100,000 were associated with the 2012 Value Milestone, 400,000 were associated with the 2013 Value Milestone and 400,000 were associated with the 2014 Value Milestone; and (3) Mr. Robin Kindle, our Chief Financial Officer received  a total of 275,000 options, of which 75,000 were associated with the 2012 Value Milestone, 100,000 were associated with the 2013 Value Milestone and 100,000 were associated with the 2014 Value Milestone.

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

Recent Events

Recent events you should be aware of about our business include the following events:

Acquisitions of Two New Technologies

In February 2012, Next Fuel acquired the rights to two new technologies from individual inventors (LPV Technology and CTP Technology described below).  Both technologies are early stage and will require further development before we understand their full commercial potential. Provisional U. S. patent applications were filed for each.

Low Energy-input Pervaporation (LPV) Technology.

The LPV Technology we acquired brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including Frac drilling.  We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil & gas operations.  This new technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations.  If the Government continues to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies are likely to increase.

In February 2012, Next Fuel entered into a Research Agreement with the University of Wyoming to perform research and bring the LPV Technology to a Prototype Stage of development.  The term of the agreement is for six (6) months with an expected expense of Fifty (50) Thousand Dollars.  If the University development project is successful, we expect to begin field testing the LPV Technology by the Fourth (4th) Quarter of 2012.  Although we do not expect significant revenue during this fiscal year, the LPV Technology could begin producing revenue in 2013.

 Carbon Dioxide to Product (CTP) Technology

The CTP Technology we acquired targets the emerging market of carbon footprint elimination.  Our CTP Technology will convert carbon dioxide from sources such as power plants and other fossil fuel burning industry into value added organic compounds.  This process will also close the carbon loop by returning carbon to sold form instead of releasing it into the air.  We expect that our CTP Technology will have minimum energy input and the feedstock is the waste gas from stack emissions.  We expect to derive revenue both from the operators of power plants for cleaning the feedstock (carbon dioxide) and from selling the products the CTP Technology produces.  We currently do not have a plan or schedule for commercialization of this very early stage technology.

The inventors from whom we acquired both the LPV Technology and the CTP Technology included both Bob Craig, our Chief Executive Officer and Song Jin, our President. Their contributions to both technologies were made before they joined Next Fuel in 2011. Preliminary patent applications have been filed in the United States. Our total cost for these acquisitions were $42,500 in cash and 350,000 stock options, of which 150,000 options were granted to Mr. Craig and 150,000 options were granted to Mr. Jin and the remaining options were granted to an unrelated inventor. The 300,000 stock options for Mr. Craig and Mr. Jin will vest only if the independent members of our Board of Directors make a decision to commercialize the CTO Technology. The options have an exercise price of  $4.09 per share. The inventors retained non-exclusive licenses for the CTP Technology outside the field of use of treating flue gas from coal fired power plants and for the LPV Technology outside the field of use (i) of producing natural gas or other energy related products, (ii) assisting or facilitating others to produce natural gas or other energy related products and (iii) remediating or cleaning natural gas or any energy related products

●
Indonesia Test Status

With respect to the pilot test agreement with PT Enviro Energy signed in the Spring of 2011, we have concluded the initial Pilot Test in Indonesia.  The results of the pilot were positive and in line with our expectations.  We can report that new biogenic methane gas was created/produced in all of the pilot wells.  The production, though still on a relatively small scale, can be extrapolated to meet our expectation of commercial production standards.  As the test results were positive, we expect to negotiate a license agreement to receive a percentage of the economic benefits of the gas produced utilizing our Coal-to-Gas Technology from fields owned or operated by PT Enviro Energy.  If the License Agreement is finalized in March of 2012, full scale field operations could begin soon after the agreement is signed, but our partner will control the pace of production development.  There is no assurance a license agreement will be signed, the terms of the agreement or the schedule or volume of gas production or revenue generation.

●
Inner Mongolia Test Status

In the spring of 2011, we entered into a pilot test agreement and memorandum of understanding with San Ding Jiu Yuan/Future Fuel, which is affiliated with investors that purchased shares of our common stock. We began field testing in Inner Mongolia in the People's Republic of China in September, 2011.  Initial field operations have begun.  These operations include drilling the initial pilot wells and constructing infrastructure to tie the wells together.  Preliminary monitoring results show the presence of newly formed biogenic methane gas.  If the License Agreement is finalized in April of 2012, full scale field operations could begin soon after the agreement is signed, but our partner will control the pace of production development.  There is no assurance a license agreement will be signed, the terms of the agreement or the schedule or volume of gas production or revenue generation.

Employment Litigation Settlement

During December 2011, we entered into a settlement agreement in a legal action that alleged we induced our President, Mr. Song Jin, to breach non-competition and confidentiality agreements with his former employer.  See Item 3, "Legal Proceedings".  The settlement agreement does not require us to make any payments and Mr. Jin and Next Fuel admitted to no wrongdoing.  As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012 will not be involved within the United States, The People’s Republic of China, and Indonesia, in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane. Mr. Jin has otherwise continued his normal duties as an officer and director of Next Fuel.  With a little more than a month remaining on the restrictions on Mr. Jin's activities, our operations have not been adversely affected by these restrictions.  We have utilized Mr. Song Jin's services to develop markets for our biogenic methane gas technology in areas with abundant coal and other carbon resources that are not restricted by this settlement.  During this period he has also investigated opportunities to develop or acquire other advanced clean renewable energy technologies.  With collaborations with leading research institutes, we continue to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

Next Fuel Three Year Goals and Performance Bonus Equity Plan

On February 12, 2012, our Board of Directors approved a comprehensive Performance Bonus Equity Plan which reserves options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share.  The options cannot be exercised unless the Company achieves key value milestones each year for fiscal years 2012, 2013 and 2014.  The options all expire if these value milestones are not achieved within the stated time periods.  If the value milestones are achieved within the stated time periods, the option terms will be extended to February 12, 2022, subject to earlier termination upon termination of service by the officer or employee.  Options that are associated with a value milestone that is achieved are then subject to vesting in three equal annual installments on the anniversary date of the value milestone being achieved while the officer or employee remains employed.  Vesting can be accelerated using a double trigger for acceleration that requires both sale of the Company and termination of employment without cause within six months of the sale.  The value milestones that are required to be achieved each fiscal year to prevent termination of the options are based on key strategic objectives our Board of Directors has determined are important to building shareholder value:

(1) for up to 500,000 option shares, on or before September 30, 2012, the Company shall have raised after February 12, 2012, an aggregate of $5 million gross proceeds from sales of securities (the "2012 Value Milestone");

(2) for up to 1,200,000 option shares, on or before March 31, 2013, the Company shall have either (a) achieved greater than thirty (30) million cubic feet per day gas production from at least twenty production pumps or (b) after the date hereof, the Company shall have collected at least $1 million (USD) from licensees and other customers (the "2013 Value Milestone"); and

(3) for up to 1,200,000 option shares, on or before March 31, 2014, the Company shall have both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($0.20) Cents, or (b) the Company's shares shall have been listed /quoted for trading on NASDAQ's Capital market (the "2014 Value Milestone").

The value milestones described above are objectives.  There is no assurance these objectives will be achieved.  Our actual results could differ materially from these objectives.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors” and "Forward Looking Statements."

We currently derive little revenue from the field test agreements described above and are incurring substantial expenses to conduct the tests.  There can be no assurance that the agreements described above will result in actual future revenue to us, or the amount or duration of any revenue we may derive.  See Item 1A, "Risk Factors", for factors that could cause actual results to differ from the forward looking statements we have made about field tests and possible future licenses and revenue.

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

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report.  Most of the expense we incurred during 2011 related to acquisition activities.  Since March 31, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia described above under "Recent Developments."

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

Results of Operations

Three Months ended December 31, 2011

For the three months ended December 31, 2011, we had $40,000 in revenue. Operating expenses for the three months ended December 31, 2011 totaled $525,053.  During the three months ended December 31, 2011, net interest income totaled $992.  This resulted in a net loss of $484,061 during the three months ended December 31, 2011. Operating expenses for the three months ended December 31, 2011 included $280,421 for salary expense, $125,128 for professional fees and $119,504 for general and administrative expenses.  Most of these fees and expenses related to litigation expense for the Ciris litigation described elsewhere in this Report and financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three months ended December 31, 2010

For the three months ended December 31, 2010, we had no revenue.  Operating expenses for the three months ended December 31, 2010 totaled $11,315, and interest expense totaled $6,412, which resulted in a net loss of $17,727 during the three months ended December 31, 2010. Operating expenses for the three months ended December 31, 2010 consisted of $8,701 for professional fees and $2,614 for general and administrative expense.

Capital Resources and Liquidity

As of December 31, 2011, we had approximately $1.7 million in cash and cash equivalents and approximately $111,000 of liabilities, because we raised approximately $3.3 million of capital in transactions during April and May of 2011.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business.  However, because of the technology acquisition and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

Net cash used in operating activities during the three months ended December 31, 2011 was $444,648, compared to $5,000 used in the three months ending December 31, 2010.  Net cash flow used in investing activities during the three months ended December 31, 2011 was $0 compared to $0 for the three months ending December 31, 2010.  The following table summarizes our cash flows for the three-month periods ended December 31, 2011 and December 31, 2010

	For the Three Months Ended December 31,
	2011	2010
Net Cash Used In Operating Activities	$(444,648)	$(5,000)
Net Cash Used In Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$0	$0
Net Increase/ (Decrease) in Cash	$(444,648)	$(5,000)

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and September 30, 2011,  the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the three months ended December 31, 2011 and 2010, 1,000,000 and 0 shares, respectively, were issuable upon the exercise of  warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three months ended December 31, 2011 and 2010, respectively, 470,000 and 0 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2011 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, December 31, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. During the period covered by this report, we did not make any changes described below in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Prior to our acquisition of technology and intellectual property at the end of March 2011, the only business we conducted was to seek acquisitions.  That limited activity allowed us to minimize compliance costs and the complexity of compliance systems, including financial reporting and internal controls.  The business we currently conduct based on the recently acquired technology and intellectual property required changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  These changes were disclosed in prior Reports filed with the Securities and Exchange Commission.  As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting.

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2011 Ciris Energy, Inc. ("Ciris") filed a complaint against us and Mr. Song Jin, our President, Chief Technical Officer a member of our Board of Directors and a shareholder, in the District Court of Larimer County, Colorado entitled Ciris Energy, Inc. v Song Jin, an individual and Next Fuel, Inc. (Case Number 2011CV1712) that alleged that we induced him to breach a non-competition agreement and a confidentiality agreement with his former employer.  During December 2011, we entered into a settlement agreement in that legal action.  The settlement agreement does not require us to make any payments and Mr. Jin and Next Fuel admitted to no wrongdoing.  As part of the resolution of the lawsuit, Mr. Jin and Next Fuel agreed that Mr. Jin, for a period of four months ending March 17, 2012 will not be involved within the United States, The People’s Republic of China, and Indonesia, in any research, business development, marketing, strategic planning, project oversight and/or management, technology sales, grant preparation, or any other work related to the biological conversion of coal to methane. Mr. Jin has otherwise continued his normal duties as an officer and director of Next Fuel.  With a little more than a month remaining on the restrictions on Mr. Jin's activities, our operations have not been adversely affected by these restrictions.  We have utilized Mr. Jin's services to develop markets for our biogenic methane gas technology in areas with abundant coal and other carbon resources that are not restricted by this settlement.  During this period he has also investigated opportunities to develop or acquire other advanced clean renewable energy technologies.  With collaborations with leading research institutes, we continue to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

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

The description of our business and finances and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below and in prior Reports filed with the Securities and Exchange Commission.

You should carefully consider the risk factors listed below, together with all of the other information included in this Report, before investing in our common stock.  The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described below.  Risks that we do not know about could occur and issues we now view as minor could become more important.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.  In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We have organized these risk factors into the following categories below.

●	our financial condition;
●	our technology and services;
●	our market, customers and partners;
●	our shareholders, officers, directors and employees;
●	regulatory matters that affect our business; and
●	our securities.

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 22, 2011.

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

On October 15, 2011 the Company issued 1,000 shares of its Common stock to a consultant. The shares had  a fair value of $5,500 ($5.50 per share) on the grant date.

We granted options to purchase 470,000 shares of Common Stock to officers, directors, key employees  and consultants in November 2011 and December 2011, including the following grants to executive officers and Directors.  On November 17, 2011, we granted stock options pursuant to our 2011 Equity Compensation Plan to the officers in the table as follows: (1) Mr. Robert Craig five-year options for 75,000 shares of Common Stock with an exercise prove of $4.68 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014; (2) Mr. Song Jin ten-year options for 75,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014; and (3) Mr. Robin Kindle ten-year options for 50,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014.  On November 17, 2011, we granted stock options pursuant to our 2011 Equity Compensation Plan to Mr. Guangwei Guo ten-year options for 10,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014.

On February 12, 2012 the Company paid $42,500 and granted options to purchase 350,000 shares of Common Stock to inventors to compensate them for services related to assisting the Company to secure patent protection for Company's Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology they assigned to the Company.  These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years.  150,000 of these options were granted to our Chief Executive Officer, Mr. Robert Craig and 150,000 of these options were granted to our President, Mr. Song Jin for contributions to the CPV Technology.  The options for Messrs. Craig and Jin do not vest unless a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company.  The remaining 50,000 stock options were granted to an unrelated inventor who contributed to the LPV Technology.  One third of these 50,000 options vested by reason of filing a provisional U. S. patent application for the LPV Technology on January 3, 2012.  One third of these stock options will vest upon filing when the Company files a Definitive Patent Application and the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company in such endeavor and one third of the 50,000 stock options will vest  when the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company obtain patent protection for the acquired LPV Technology.

On February 12, 2012, our Board of Directors approved a comprehensive Performance Bonus Equity Plan which reserves Options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share.  The options cannot be exercised unless the Company achieves key value milestones each year for fiscal years 2012, 2013 and 2014.  The options all expire if these value milestones are not achieved within the stated time periods.  If the value milestones are achieved within the stated time periods, the option terms will be extended to February 12, 2022, subject to earlier termination upon termination of service by the officer or employee.  Options that are associated with a value milestone that is achieved are then subject to vesting in three equal annual installments  on the anniversary date of the value milestone being achieved while the officer or employee remains employed.  Vesting can be accelerated using a double trigger for acceleration that requires both sale of the Company and termination of employment without cause within six months of the sale.  The value milestones that are required to be achieved each fiscal year to prevent termination of the options are based on key strategic objectives our Board of Directors has determined are important to building shareholder value:

 (1) for up to 500,000 option shares, on or before September 30, 2012, the Company shall have raised after February 12, 2012 an aggregate of $5 million gross proceeds from sales of securities (the "2012 Value Milestone");

 (2) for up to 1,200,000 option shares, on or before March 31, 2013, the Company shall have either (a) achieved greater than thirty (30) million cubic feet per day gas production from at least twenty production pumps or (b) after the date hereof, the Company shall have collected at least $1 million (USD) from licensees and other customers (the "2013 Value Milestone"); and

 (3) for up to 1,200,000 option shares, on or before March 31, 2014, the Company shall have both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($0.20) Cents, or (b) the Company's shares shall have been listed /quoted for trading on NASDAQ's Capital market (the "2014 Value Milestone").

The value milestones described above are objectives.  There is no assurance these objectives will be achieved.  Our actual results could differ materially from these objectives.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors” and "Forward Looking Statements."

Of these grants under the Performance Bonus Plan, (i) Mr. Robert Craig, or Chief Executive Officer received  a total of 900,000 options, of which 100,000 were associated with the 2012 Value Milestone, 400,000 were associated with the 2013 Value Milestone and 400,000 were associated with the 2014 Value Milestone; (2) Mr. Song Jin, our President received  a total of 900,000 options, of which 100,000 were associated with the 2012 Value Milestone, 400,000 were associated with the 2013 Value Milestone and 400,000 were associated with the 2014 Value Milestone; and (3) Mr. Robin Kindle, our Chief Financial Officer received  a total of 275,000 options, of which 75,000 were associated with the 2012 Value Milestone, 100,000 were associated with the 2013 Value Milestone and 100,000 were associated with the 2014 Value Milestone.

Exemption from Registration Claimed

The issuances of all these shares, options and option  shares described above were exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption since in each case the issuance of securities by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered.  In addition, these shareholders have the necessary investment intent as required by Section 4(2) since each agreed to and received a share certificate and/or warrants bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.”  Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

We hereby incorporate by reference the information related to stock option grants contained in Item 2 of this Report

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: February 14, 2012	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.14
2011 Equity Compensation Plan of the Company effective November 1, 2011 incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011.

10.15
Stock Option Award Agreement dated November 17, 2011 for Robert Craig incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011.

10.16
Stock Option Award Agreement dated November 17, 2011 for Song Jin incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011.

10.17
Stock Option Award Agreement dated November 17, 2011 for Robin Kindle incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011.

10.18
Stock Option Award Agreement dated November 17, 2011 for Guangwei Guo incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011.

10.19	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.20	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 Technology Acquisition Equity Plan.

10.21	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.22	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 Technology Acquisition Equity Plan. .

10.23	Stock Option Award Agreement for 275,000 option shares dated February 12, 2011 for Song Robin Kindle pursuant to 2012 to 2014 Performance Bonus Equity Plan.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

101	Interactive Data File.*
 __________
* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.