Form 10-Q
period 2012-03-31
NEXT FUEL, INC.
filed 2012-05-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-148493

NEXT FUEL, INC.
 (Exact name of registrant as specified in it's charter)

NEVADA	32-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

122 North Main Street, Sheridan, WY 82801
 (Address of Principal Executive Offices)
 _______________

     (307) 674-2145
 (Registrant's Telephone number, including area code)
_______________

821 Frank Street Sheridan WY 82801
 (Former Address of Principal Executive Offices, if changed since last report)
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
Yes ☐ No ☒
Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 3, 2012:  10,485,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

March  31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Control and Procedures	34

PART II-- OTHER INFORMATION

SIGNATURE

NEXT FUEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2012 AND AS OF SEPTEMBER 30, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2012

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2012

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO MARCH 31, 2012

PAGE	6	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash	$1,121,427	$2,117,927
Stock subscription receivable	1,525,000	-
Accounts Receivable, net of allowance for doubtful accounts	48,142	-
Inventory, net	-	-
Employee Advances	8,904	5,583
Prepaid Expenses	22,935	28,873
Total Current Assets	2,726,408	2,152,383

Equipment, net	6,002	6,470
Intangibles (Note 2(B))	-	-

Total Assets	$2,732,410	$2,158,853

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$35,703	$167,776
Accounts payable - related party	3,101	-
Deferred Revenue	-	40,000
Total Liabilities	38,804	207,776

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,978,500 and 12,052,500
issued and outstanding, respectively	1,298	1,206
Additional paid-in capital	23,468,395	21,636,928
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(20,683,087)	(19,594,057)
Total Stockholders' Equity	2,693,606	1,951,077

Total Liabilities and Stockholders' Equity	$2,732,410	$2,158,853

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007
	2012	2011	2012	2011	(Inception) to March 31, 2012

Sales	$96,285	$-	$96,285	$-	$107,775
Consulting Income	-	-	40,000	-	40,000
Cost of Goods Sold	(75,904)	-	(75,904)	-	(145,844)

Gross Profit	20,381	-	60,381	-	1,931

Operating Expenses
Professional fees	$118,116	$379,232	$243,244	$387,933	$1,326,391
Research and development costs	42,500	17,649,999	42,500	17,649,999	17,692,499
Contribution Expense	100	-	100	-	100,100
Salary Expense	219,107	1,300	499,528	2,600	505,614
General and administrative	246,162	4,089	365,666	5,403	957,323
Total Operating Expenses	625,985	18,034,620	1,151,038	18,045,935	20,581,927

Loss from Operations	(605,604)	(18,034,620)	(1,090,657)	(18,045,935)	(20,579,996)

Other Expenses
Interest Income	641	-	1,687	-	3,380
Interest Expense	(6)	(56,412)	(60)	(62,824)	(106,471)
Total Other Income/(Expense)	635	(56,412)	1,627	(62,824)	(103,091)

LOSS BEFORE INCOME TAXES	(604,969)	(18,091,032)	(1,089,030)	(18,108,759)	(20,683,087)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(604,969)	$(18,091,032)	$(1,089,030)	$(18,108,759)	$(20,683,087)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(2.51)	$(0.09)	$(2.54)

Weighted average number of shares outstanding
during the year - Basic and Diluted	12,058,222	7,206,167	12,060,154	7,142,914

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to March 31, 2012
(Unaudited)

							Deficit
							accumulated
	Preferred Stock		Common Stock		Additional		during the		Total
					paid-in	Treasury	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	-	95,962

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share)	-	-	1,000,000	100	1,999,875	-	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	5,000	2	27,498	-	-	-	27,500

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(19,130,616)	-	(19,130,616)

Balance, September 30, 2011	-	-	12,052,500	1,206	21,636,928	(93,000)	(19,594,057)	-	1,951,077

Common stock issued for services ($5.50/ per share)	-	-	1,000	-	5,500	-	-	-	5,500

Issuance of Stock Options					216,059				216,059

Exercise of 425,000 warrants ($.20 per share)			425,000	42	84,958				85,000

Common stock issued for cash ($3.05 per share)			500,000	50	1,524,950				1,525,000

Net loss for the six months ended March 31, 2012	-	-	-	-	-	-	(1,089,030)	-	(1,089,030)

Balance, March 31, 2012	-	$-	12,978,500	$1,298	$23,468,395	$(93,000)	$(20,683,087)	$-	$2,693,606

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007
	2012	2011	(Inception) to March 31, 2012
Cash Flows Used In Operating Activities:
Net Loss	$(1,089,030)	$(18,108,759)	$(20,683,087)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	5,500	-	33,500
Common stock issued for intellectual property	-	17,644,999	17,644,999
Beneficial conversion feature in stock conversion	-	50,000	50,000
In-kind contribution of services	-	289,600	305,900
In-kind contribution of interest	-	12,824	54,448
Compensation expense on stock options	216,059		216,059
Depreciation and amortization expense	1,148	489	4,996
Impairment of inventory	58,935		-
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,142)	-	(48,142)
Increase in inventory	(58,935)		-
Decrease in prepaid	5,938	-	(22,935)
Increase in employee advances	(3,321)		(8,904)
Decrease in accounts payable and accrued expenses	(131,089)	60,470	36,687
Increase in accounts payable - related parties	2,117		2,117
Decrease in deferred revenue	(40,000)	-	-
Net Cash Used In Operating Activities	(1,080,820)	(50,377)	(2,414,362)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(680)	-	(10,998)
Net Cash Used In Investing Activities	(680)	-	(10,998)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from convertible note payabe	-	50,000	50,000
Repayments of loan payable	-	-	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	85,000	962	3,589,787
Net Cash Provided by Financing Activities	85,000	50,962	3,546,787

Net (Decrease) in Cash	(996,500)	585	1,121,427

Cash at Beginning of Year/Period	2,117,927	-	-

Cash at End of Year/Period	$1,121,427	$585	$1,121,427

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$-	$1,810
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$1,525,000	$100,000	$1,625,000

During the year ended September 30, 2011 the Company converted
$50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share. The Company also recongnized a $50,000 benefical conversion feature as an interest expesne on the conversion.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and September 30, 2011, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the six months ended March 31, 2012 and 2011 respectively, 575,000, and 0, shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the six months ended March 31, 2012 and 2011 respectively, 3,720,000, and 0, shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

(G) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. During the six months ended March 31, 2012 and the year ended September 30, 2011, the Company recognized an impairment of $0 and $58,935 in inventory, respectively.

	March 31, 2012	September 30, 2011
Inventory	$-	$58,935
Reserve	$-	$(58,935)
Total	$-	$-

(H) Stock-Based Compensation

The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments.  In general, the measurement date for shares issued to non-employees is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

(I) Income Taxes

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of March 31, 2012 and September 30, 2011.

The following are the hierarchical levels of inputs to measure fair value:

■	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
■
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

■
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

(M) Concentration of Credit Risk

At March 31, 2012, 100% of revenue was from one customer.

At times the Company has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $834,617 and $1,851,090 in excess of FDIC insurance limits as of March 31, 2012 and September 30, 2011, respectively.

(N) Recent Accounting Pronouncements

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

The Company adopted the methodologies prescribed by this ASU in the current quarter and it did not have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the statement did not have a material effect on the Company’s financial statements.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard did not have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	EQUIPMENT AND INTANGIBLES

(A)   Equipment
At March 31, 2012 and September 30, 2011 equipment is as follows:

	March 31, 2012	September 30, 2011
Computer Equipment	$9,498	$8,818
Website Costs	$1,500	$1,500
Less accumulated depreciation and amortization	$(4,996)	$(3,848)
	$6,002	$6,470

Depreciation and amortization expense for the six months ended March 31, 2012 and 2011 and the period from August 14, 2007(Inception) to March 31, 2012 was $1148, $489 and $4,996 respectively.

(B)  Intangibles
On February 12, 2012 and March 28, 2011, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired through the issuance of stock options and minimal cash consideration in February 2012 (see Note 4) and the issuance of shares of the Company’s common stock and stock warrants in March 2011 (see Note 3).  The intellectual property rights that were acquired were in the form of the rights to new technologies.  Provisional patent applications were filed for each.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel is a development stage company, and the current significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

Although the company has expensed these technologies, the company believes that this intellectual property and associated patent applications were instrumental in the company’s ability to raise $1,525,000 in April 2012.   The company believes there is a large market for new green technology associated with clean coal initiatives and the acquired technology will position the company to take advantage and participate in this market if this market grows and we develop this technology.

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

Carbon Dioxide to Product (CTP) Technology
The CTP Technology we acquired targets the emerging market of carbon footprint elimination.  Our CTP Technology will convert carbon dioxide from sources such as power plants and other fossil fuel burning industry into value added organic compounds.  This process will also close the carbon loop by returning carbon to sold form instead of releasing it into the air.  We expect that our CTP Technology will have minimum energy input and the feedstock is the waste gas from stack emissions.  If we bring this technology to the market, we expect to derive revenue both from the operators of power plants for cleaning the feedstock (carbon dioxide) and from selling the products the CTP Technology produces.  We currently do not have a plan or schedule for commercializing this very early stage technology.

Although the company has expensed these technologies, it is the company’s belief that this intellectual property and associated patent applications may provide growth opportunities for the company in the highly competitive markets associated with O&G produced water and CO2 sequestration.  Given the early stage of the two technologies acquired, the company believes they will not make significant contributions to the company's business for several years.

NOTE 3	STOCKHOLDERS’EQUITY/DEFICIENCY

(A)  Common Stock Issued for Cash
On March 30, 2012, the Company issued 425,000 shares of common stock for $85,000 ($.20/share) for exercise of stock warrants.

On March 26, 2012, the Company entered into a stock subscription agreement for the sale of up to 500,000 shares of common stock in two installments.  On March 27, 2012, the Company sold 100,000 shares of common stock for $305,000 ($3.05/share) as the first installment of the subscription agreement.  On March 30, 2012, the Company sold 400,000 shares of common stock for $1,220,000 ($3.05/share) as the second installment of the subscription agreement.  These transactions closed in April, 2012 and the funds were released at that time.

The March 26, 2012 stock subscription agreement included a registration rights agreement. The registration rights agreement stipulated a clause that the Company use commercially reasonable efforts to prepare and file a registration statement with the SEC within sixty (60) days after the closing for sale of the shares which occurred on April 12, 2012.  The Company intends to file such registration statement in accordance with the agreement.

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

On March 28, 2011, the Company issued 3,010,000 shares of the Company’s common stock, having a fair value of $13,394,500 on the grant date and 1,000,000 warrants having a fair value of $4,250,499(See Note 3(E)) in exchange for intellectual property.

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

(E)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

The following table summarizes all warrant grants as of March 31, 2012, and the related changes during the six months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2011	1,000,000	$0.20
Granted	-	-
Exercised	425,000	0.20
Expired	-	-
Balance at March 31, 2012	575,000	$0.20
Warrants Exercisable at March 31, 2012	575,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

The following tables summarize information about stock warrants for the Company as of March 31, 2012 and 2011:

March 31, 2012 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.20	575,000	.99	$0.20	575,000	$0.20

March 31, 2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.92	$0.20	1,000,000	$0.20

(F)  Conversion of Note Payable

During the year ended September 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Notes 6 and 8).

NOTE 4          STOCK OPTIONS

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  The Company has determined that none of the performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

On February 12, 2012, the Company granted options to employees to purchase 300,000 shares of common stock at an exercise price of $4.09 per share in connection with the purchase of technology and intellectual property (See Note 8).  The options will be vested if, on or before January 9, 2014, the acquired technology described in U.S. Provisional Patent Application No. 61/583,531 entitled “A Pervaporation system for treating industrial produced water”, filed on January 9, 2012 and any and all foreign counterpart patent applications currently existing or filed in the future will be commercialized by the Company.  The Company has determined that none of the performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

On February 12, 2012, the Company granted options to a non-employee to purchase 50,000 shares of common stock at an exercise price of $4.09 per share.  16,666 shares were vested immediately, 16,666 shares will be vested when the Company files a Definitive Patent Application and it is determined that the non-employee has fulfilled his obligation to assist the Company in such endeavor.  16,667 shares will be vested when the Company has determined that the non-employee has fulfilled his obligation to assist the Company in obtaining patent protection for the acquired technology described in U.S. Provisional Patent Application No. 61/583,531 entitled “A Pervaporation system for treating industrial produced water”, filed on January 9, 2012 and any and all foreign counterpart patent applications currently existing or filed in the future.  Vesting is not conditioned upon the Company’s patent application resulting in the issuance of the patent.  The Company has valued these options at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected Life:    1 – 3 years
Expected volatility:   71.34%
Risk free interest rate:   .35%
Expected dividends:   0%

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

During the three and six months ended March 31, 2012 and 2011, the Company recognized compensation expense related to stock options of $88,064, $216,059 and $0, respectively.

For the six months ended March 31, 2012, the Company recorded stock-based compensation expense of $96,931 related to vested employee stock options, $92,015 related to unvested employee stock options, $19,083 related to vested non-employee stock options, and $8,030 related to unvested non-employee stock options.   For the six months ended March 31, 2011, the Company recorded no stock-based compensation expense.

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

A summary of the Company’s stock option plans as of March 31, 2012, and changes during the six month period then ended is presented below:

	Six Months Ended March 31, 2012
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2011	$-	$-
Options granted	3,720,000	4.12
Options expired	-	-
Options cancelled	-	-
Options at March 31, 2012	$3,720,000	$4.12
Options exercisable at March 31, 2012	$116,666	$4.23

Changes in the Company’s unvested options for the six months ended March 31, 2012 are summarized as follows:

	Six Months Ended March 31, 2012
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options vested	116,666	4.23
Options cancelled	-	-
Non-vested options at March 31, 2012	3,603,334	$4.12

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	4.88	$4.68	-	$-
4.25	385,000	9.89	4.25	100,000	4.25
4.20	10,000	9.98	4.20	-	-
4.09	3,250,000	9.88	4.09	16,666	4.09
Totals	3,720,000	9.75	$4.12	116,666	$4.23

NOTE 5                   LOAN PAYABLE

Through September 30, 2009, the Company received $325,750 of advances to fund operations of which $40,000 was repaid in 2009.The loans were made pursuant to the Letter of Intent (See Note 9).  The remaining loan balance at March 31, 2012 is $0. The advances were unsecured, non interest bearing and due on demand.  For the year ended September 30, 2011, the Company recorded $54,448 as an in kind contribution of interest.  As of September 30, 2011, the $285,750 loan balance and $1,750 of interest was repaid (See Note 3(B)).

NOTE 6                   CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received a$50,000 unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28, 2011 the stockholder converted $50,000 of the convertible debt into 500,000 shares of common stock. In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(F) and 8).

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

On March 14, 2012, the Company entered into a 90-day agreement with an outside party as the Company’s exclusive placement agent and advisor.  The agreement provides for a placement fee of seven percent (7%) of the proceeds of any sale of capital to the outside party’s investors.  In addition, the agreement provides for the issuance of warrants equal to seven percent (7%) of any sale of capital to the outside party’s investors.  The agreement will be automatically extended for additional 30 day periods unless terminated prior to the end of the then current term in writing by either party.

On October 31, 2011, the Company entered into a twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement requires a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 for the remaining term of the agreement.  During the six months ended March 31, 2012, the Company paid the outside consultant $10,000 and no other amounts are due under the terms of the agreement.

On June 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On May 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides him with annual compensation of $54,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $150,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $150,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

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

In addition, the Company would pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. This agreement was terminated effective October 11, 2011.  Through March 31, 2012, the Company issued 6,000 shares of Company's common stock, having a fair value of $33,000 on the grant date, based on $5.50 per share (See Note 3(C)).

On October 12, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desires to cancel the agreement. This agreement has been terminated effective October 1, 2008.Effective February 1, 2011, the Company re-entered the consulting agreement.  The Company was required to pay $4,500 a month.  This agreement was terminated effective January 31, 2012.

NOTE 8                   RELATED PARTY TRANSACTIONS

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.

On February 13, 2012, the Company purchased technology and intellectual property from employees in the amount of $15,000.

On February 8, 2012, the Company purchased technology and intellectual property from employees in the amount of $15,000.  In addition, as part of the agreement, the Company granted stock options to the employees for 300,000 shares of common stock at an exercise price of $4.09 (See Note 4).

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

Starting in June 2011, the Company rents office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party was $6,708 for the six months ended March 31, 2012.

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

NOTE 10                   SUBSEQUENT EVENT

On April 13, 2012, the Company entered into an employment agreement with an employee, with the initial term expiring on October 31, 2012.  The employment agreement provides him with monthly compensation of $4,170 per month, with bonus and salary increases to be determined by the Company.  The employee is also entitled to participate in any employee benefit plans in which he is eligible to participate.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the one-week period following termination.  Benefits are payable during the one-week period following termination if the benefit plans permit.

On March 30, 2012, the Company entered into a one year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012.  The agreement calls for a monthly rental fee of $1,750.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this discussion. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Factors that might cause such a difference include, but are not limited to, those set forth in the section captioned "Risk Factors" of this report and elsewhere in this report.

Recent Events

Recent events you should be aware of about our business include the following events:

●
Capital Raise
       Pursuant to a Subscription Agreement dated March 26, 2012, on April 12, 2012, the Company sold Five Hundred Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of One Million Five Hundred Twenty-Five Thousand ($1,525,000) Dollars (US) to Mr. Guangwei Guo (the "Investor"), a resident of the People's Republic of China.  Mr. Guo is a member of the Company's Board of Directors.  The Investor is also affiliated with Future Fuel Limited, with which we entered into a License Agreement as described below.  We reported additional information about this investment in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, which we hereby incorporate by reference.

●
Indonesia License Agreement
          We entered into a License Agreement effective April 2, 2012 with PT Enviro Energy, an Indonesian limited liability company.  This Agreement was entered into following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas technology.  Within six weeks after the field test began, all six wells included in the field test produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  The Agreement, which expires on January 31, 2021, grants the licensee a non-exclusive right to use our Coal to Gas technology within a defined territory in the southern part of the island of Sumatra within boundaries defined in the license agreement.  We did not grant the Licensee any rights outside the licensed territory.  We reported additional information about this license agreement in Item 1.01 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, which we hereby incorporate by reference.  See Item 1A of Part II of this Report for "Risk Factors" related to this License Agreement.

●
China and Mongolia License Agreement
          We entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012) with Future Fuel Limited, a British Virgin Islands limited liability company ("Licensee"), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased additional shares of our Common Stock in a transaction described in Item 2 of Part II of this Report.  This Agreement was entered into following completion of a pilot test on fields in Inner Mongolia, China, that showed positive results from use of our Coal to Gas technology.  Within six weeks after the field test began, all 4 wells included in the field test produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  The Agreement grants the licensee an exclusive right to use our Coal to Gas technology in the People's Republic of China and the Republic of Mongolia.  We did not grant the Licensee any rights outside the Licensed Territory.  We reported additional information about this license agreement in Item 1.01 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, which we hereby incorporate by reference.  See Item 1A of Part II of this Report for "Risk Factors" related to this License Agreement.

●
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

 Carbon Dioxide to Product (CTP) Technology
The CTP Technology we acquired targets the emerging market of carbon footprint elimination.  Our CTP Technology will convert carbon dioxide from sources such as power plants and other fossil fuel burning industry into value added organic compounds.  This process will also close the carbon loop by returning carbon to solid form instead of releasing it into the air.  We expect that our CTP Technology will have minimum energy input and the feedstock is the waste gas from stack emissions. If we develop this technology into a commercial process, we expect to derive revenue both from the operators of power plants for cleaning the feedstock (carbon dioxide) and from selling the products the CTP Technology produces.  We currently do not have a plan or schedule for commercialization of this very early stage technology.

We reported additional information about these technology acquisitions in Item 2 of Part I of a Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2012, which we hereby incorporate by reference.

●
 Performance Bonus Equity Plan
          On February 12, 2012, our Board of Directors approved a comprehensive Performance Bonus Equity Plan which reserves options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share.  We reported additional information about these option grants in Item 2 of Part I of a Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2012, which we hereby incorporate by reference.

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

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report.  Most of the expense we incurred during 2011 related to acquisition activities.  Since March 31, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia which resulted in the long-term license agreements described above under "Recent Developments."

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

Our principal office and mailing address is located at 122 North Main Street, Sheridan, Wyoming 82801 and our telephone number is (307) 674-2145.

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

We are a technology provider and service company that assist’s owners of natural gas production resources to increase the efficiency of their operations by providing CTG technology and technical support services utilizing our CTG technology.  We do not plan to own or develop natural gas production projects.

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

Results of Operations

Three and Six Months ended March 31, 2012

For the three months and six months periods ended March 31, 2012, we had revenue of $96,285 and $136,285, respectively. Operating expenses for the three months and six months periods ended March 31, 2012 totaled $625,985 and $1,151,038, respectively.  During the three months and six months periods ended March 31, 2012, net interest income totaled $635 and $1,627, respectively. This resulted in a net loss of $604,969 during the three months period ended March 31, 2012 and a net loss of $1,089,030 for the six months period ended March 31, 2012.

Operating expenses for the three months ended March 31, 2012 included $219,107 for salary expense, $118,116 for professional fees and $246,162 for general and administrative expenses.  Most of these professional fees and expenses related to financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.  Operating expenses for the six months ended March  31, 2012 included $499,528 for salary expense, $243,244 for professional fees and $365,666 for general and administrative expenses.  Most of these professional fees and expenses related to litigation expense for the Ciris litigation described elsewhere and financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months and Six Months  ended March 31, 2011

For the three months and six month periods ended March 31, 2011, we had $0 in revenue.

Operating expenses for the three and six month periods ended March 31, 2011 totaled $18,034,620 and $18,045,935 respectively and net interest expense totaled $56,412 and $62,824 respectively, which resulted in a net loss of $18,091,032 during the three month period ended March 31, 2011 and $18,108,759 during the six month period ended March 31, 2011.

Operating expenses of $18,034,620 for the three month period ended March 31, 2011 consisted of $379,232 for professional fees, $17,649,999 for research and development costs, and $4,089 for general and administrative.  Most of these fees and expenses related to the acquisition of the coal-to-gas technology.

Operating expenses of $18,045,935 for the six month period ended March 31, 2011 consisted of $387,933 for professional fees, $17,649,999 for research and development costs, and $5,403 for general and administrative.  Most of these fees and expenses related to the acquisition of the coal-to-gas technology.

Capital Resources and Liquidity

As of March 31, 2012, we had $1,121,427 in cash and cash equivalents and $38,804 of liabilities. We raised an additional $1,525,000 of capital in transactions that closed during April of 2012. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

Net cash used in operating activities during the six months ended March 31, 2012 was $1,080,820, compared to $50,377 used in the six months ended March 31, 2011.  Net cash flow used in investing activities during the six months ended March 31, 2012 was $680 compared to $0 for the six months ended March 31, 2011.  The following table summarizes our cash flows for the six-month periods ended March 31, 2012 and March 31, 2011

	For the Six Months Ended March 31,
	2012	2011
Net Cash Used In Operating Activities	$(1,080,820)	(50,377)
Net Cash Used In Investing Activities	$(680)	0
Net Cash Provided by Financing Activities	$85,000	50,962
Net Increase/ (Decrease) in Cash	$(996,500)	585

We believe we currently have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months.  Although we expect to begin generating operating revenue during the next year, we also expect our operating expenses to increase before our revenues increase.  For example, we are required to provide amendments at our expense to our China licensee before the China licensee is required to make payments to us.  Therefore, we will continue to depend on sales of capital stock until we generate sufficient revenue.

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and September 30, 2011,  the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the six months ended March 31, 2012 and 2011, 575,000 and 0 shares, respectively, were issuable upon the exercise of  warrants and were not included in the computation of income per share because their inclusion is anti-dilutive.  For the three months ended March 31, 2012 and 2011, respectively, 3,600,000 and 0 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

Stock-Based Compensation

The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments. In general, the measurement date for shares issued to non-employees is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Income Taxes

Deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company adopted the methodologies prescribed by this ASU in the current quarter and it did not have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the statement did not have a material effect on the Company's financial statements.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard did not have a material impact on the Company’s reported results of operations or financial position.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.	Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2012 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, March 31, 2012, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II  OTHER INFORMATION

Item 1.             Legal Proceedings

We reported the dismissal on March 20, 2012 with prejudice of claims against us by Ciris Energy in Item 8.01 of our Current Report on Form 8-K filed March 21, 2012, which we hereby incorporate by reference.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  See Item 1A "Risk Factors" of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 22, 2011, except as follows:

We have entered into a license agreement with the affiliate of an investor, who has a representative, Mr. Guangwei Guo, on our Board of Directors.  Our business may suffer because of inherent conflicts of interest with our investors.

We have entered into a license agreement with the affiliate of an investor, who has a representative on our Board of Directors.  This agreement grants the affiliate of our investor exclusive rights in the People's Republic of China, which we expect will be a primary market for our technology.  Our business may suffer because of inherent conflicts of interest with our investors.

Our licensees must acquire gas rights from third parties. It is impossible for us to predict our future revenues, if any, from our license agreements.

Our licensees must acquire gas rights from third parties. There is no assurance our licensees will be successful in acquiring gas rights from third parties or the amount of gas rights they are able to acquire.  It is, therefore, impossible for us to predict our future revenues, if any, from our license agreements.

Our licensees have made no commitment (or minimal commitment for the size of the territory) to us about the size of the gas fields they will acquire or the pace of acquisition and deployment of our technology.

Although our licensees have committed to use commercially reasonable efforts to commercialize our technology in the licensed territory, our licensees have made no commitment (or minimal commitment for the size of the territory) to us about the size of the gas fields they will acquire or the pace of acquisition and deployment of our technology.  Our licensee for China and Mongolia can continue to renew the exclusive license annually by adding only a small number of new Gas Generating Units each year.  After the first year, our only remedy for failure to meet that target is to terminate the license.   It is, therefore, impossible for us to predict our future revenues, if any, from our license agreements.

We have granted exclusive licenses for China and Mongolia that will preclude us from working with other licensees who may gave greater ability to commercialize our technology in the licensed territories and generate greater revenue for us.

We have granted exclusive licenses for China and Mongolia that will preclude us from working with other licensees who may gave greater ability to commercialize our technology in the licensed territories and generate greater revenue for us.

As the initial gas fields where our technology is used cease to be capable of producing gas, our annual license fee will be reduced.

As the initial gas fields where our technology is used cease to be capable of producing gas, our annual license fee from these fields will be reduced. Therefore, our aggregate revenue may decrease, if our licensees fail to continue to acquire new gas fields on which too utilize our technology

Our revenue from licensees will depend on the price of natural gas over the term of our agreements, which we are unable to predict.

Our revenue from licensees will depend on the price of natural gas over the term of our agreements where our royalties are calculated as a percentage of gas sales, as is the case with our licensee in Indonesia.  We are unable to predict the future price of natural gas.  The government of Indonesia currently regulates the price of natural gas.  Therefore, natural gas prices for purposes of our revenue may be lower than world market prices.  Our agreement with our licensee for China and Mongolia does not directly tie our revenue to the price of natural gas, but if natural gas prices fall over the term of this agreement, which we are unable to predict, the licensee is likely to reduce the number of Gas Generating Units, which would decrease the license fees we earn.

Although our agreements with licensees gives us audit rights, we also anticipate difficulty tracking the amount of revenue we may be owed by licensee, because they operate in remote locations to which we  may not have access.

Although our agreements with licensees gives us audit rights, we also anticipate difficulty tracking the amount of revenue we may be owed by licensees, because they operate in remote locations to which we  may not have access. We expect that it will be difficult to identify all the coal and other deposits where use of our technology may be creating natural gas.  Further, the laws of the licensed territories (initially China, Mongolia and Indonesia) may limit our legal rights.  Therefore, we may find it difficult to enforce our legal rights to revenue.

Insiders have substantial control over the company and could delay or prevent a change in corporate control, including a transaction in which the company’s stockholders could sell or exchange their shares for a premium.

At May 3, 2012, Directors and executive officers together with their affiliates beneficially owned, in the aggregate, 5,555,000 shares which includes 555,000 shares they can acquire pursuant to outstanding warrants. At May 3, 2012 the Company had 10,485,500 issued shares of Common Stock.  If the warrants held by the Company's officers and directors were exercised, the officers and directors would own approximately 46.3% of the 11,040,500 outstanding shares of Common Stock.  In addition, the Company's officers and directors have stock options to purchase 2,900,000 shares of Common Stock, none of which can be exercised within sixty days after May 3, 2012 and all of which are subject to vesting over time beginning in November 2012 or that vest upon the occurence of certain events defined in the Company's Equity Performance Plan.  As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, acting together, will have the ability to control our management and affairs.  Accordingly, this concentration of ownership may harm the value of our common stock by: delaying, deferring or preventing a change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

Rule 144 became available for the re-sale into the public market of up to 5,075,500 shares of our Common Stock that are not subject to lock-up agreements.  This may cause sales of our stock in the public market to increase which may adversely affect the market price of our stock.

Because more than one year has passed since we ceased to be a public shell company on April 1, 2011, Rule 144 has become available for the re-sale into the public market of up to 5,075,500 shares of our Common Stock that are not subject to lock-up agreements, which may cause sales of our stock into the public market to increase.  Trading volume of our Common Stock has historically been very low.  Any increase in sales in the public market is likely to decrease the market price of our Common Stock.

Contractual prohibitions on the sale of 5,410,000 shares of our Common Stock will begin to expire on October 31, 2012 after which the shares can be sold in limited amounts each month for one year at which time all re-sale restrictions other than those required by securities laws will terminate.  This may cause sales of our stock in the public market to increase which may adversely affect the market price of our stock.

One-year contractual lock-up prohibitions on the re-sale of 5,410,000 shares of our Common Stock will expire on October 31, 2012 after which the shares can be re-sold in limited amounts each month for one year at which time all re-sale restrictions other than those required by securities laws will terminate.  This may cause sales of our stock in the public market to increase.  Trading volume of our Common Stock has historically been very low.  Any increase in sales in the public market is likely to decrease the market price of our Common Stock.

After the one-year lock-up period for these shares expires on October 31, 2012, each shareholder who is a party to these agreements can sell during each calendar month beginning November 1, 2012 until October 31, 2013 up to the lower of (i) 8.5% of their shares that are subject to these agreements or (ii) the shareholder's pro rata share of the Average Weekly Volume (as described in the footnotes to the table below).  Beginning on November 1, 2013, all contractual prohibitions on re-sale for these 5,410,000 shares terminate and the only restrictions on re-sale will be those required by securities laws, rules and regulations.

The following table shows (i) the number of shares subject to different contractual lock-up and installment sale agreements, (ii) the dates lock-up prohibitions terminate, (iii) the periods following lock-up prohibition termination during which the numbers of shares that can be sold in any month is limited and (iv) the maximum numbers of shares sellable in any month under these agreements during the year after the lock-up prohibition terminates.

		Total Lock-Up	Installment Sales Permitted
	Number of Shares	Termination Date for Lock-up Period	Installment Sale Period	Number Shares sellable Each Month During Installment Sale Period	Registration Rights

Spring 2011 Technology Acquisition (1)	4,010,000 (4)	October 31, 2012	November 1, 2012 to October 31, 2013 (6)	340,850 (7)	None

Spring 2011 Investment (2)	1,400,000	October 31, 3012	November 1, 2012 to October 31, 2013 (6)	119,000 (7)	Yes (8)

Spring 2012 Investment (3)	500,000	Not Determined (5)	Not Determined (5)	42,500 (7)	Yes (9)

Total	5,910,000			459,850	1,900,000

(1)
Five persons sold technology to the Company during March of 2011, including Robert Craig, our Chief Executive Officer, Song Jin, our President, Robin Kindle, our Chief Financial Officer and two other persons.  See Items 1.01 and 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 for additional information about the 4,010,000 Spring 2011 Technology Acquisition shares, which is incorporated herein by reference.

(2)
Mr. Guangwei Guo, a member of the Company's Board of Directors and two of his affiliates purchased 1,400,000 shares during April and May of 2011.  See Item 2 of Part II of the Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission on May 14, 2011 for additional information about the Spring 2011 Investment shares, which is incorporated herein by reference.

(3)
Mr. Guangwei Guo, a member of the Company's Board of Directors, purchased 500,000 shares during April of 2012. See Item 3.02 of Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information about the Spring 2011 Investment shares, which is incorporated herein by reference.

(4)
Includes 3,435,000 outstanding shares and 575,000 shares issuable upon exercise of the warrants.  See Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information, which is incorporated herein by reference.

(5)
See Item 3.02 of Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information about re-sale restrictions on these 500,000 Spring 2012 Investment shares, which is incorporated herein by reference.

(6)
After the Installment Re-Sale Period ends on October 31, 2013, the shareholders are free to sell or otherwise transfer Spring 2011 Technology Acquisition shares and Spring 2011 Investment shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

(7)
If the foregoing number of shares is higher than the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume"), each seller who is a party to the lock-up and installment re-sale agreement may sell up to their pro rata share of the Average Weekly Volume.  The pro rata share of any person under any agreement is the percentage derived by dividing (i) the number of shares that seller owns that are subject to that agreement by (ii) the total number of shares of all persons that are subject to that agreement.  Each separate agreement entitles the parties to that agreement to sell up to the Average Weekly Volume and if a seller has shares restricted under more than one such agreement their pro-rata share is calculated separately for each agreement.  Therefore, for the three agreements described in the table, up to three times the Average Weekly Volume could be re-sold in any month.  See Items 1.01 and 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 for additional information about the 4,010,000 Spring 2011 Technology Acquisition shares, which is incorporated herein by reference.  See Item 2 of Part II of the Quarterly Report on form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission on May 14, 2011 for additional information about the 500,000 Spring 2011Investment shares, which is incorporated herein by reference.  See Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information about the 500,000 Spring 2012 Investment shares which is incorporated herein by reference.

(8)	Registration Statement Number 333-175466 effective October 28, 2011 covers re-sales of the 1,400,000 Spring 2011 Investment Shares

(9)	A Registration Statement is expected to be filed on or about June 11, 2012 to cover re-sale of the 500,000 Spring 2012 Investment shares.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this Report constitutes forward-looking statements..  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.”  You can identify these statements by forward-looking words such as “might,” “expect,” "plan," “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  You should read statements that contain these words carefully, because they:

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

We reported the following sales of unregistered securities during the Quarter ended March 31, 2012 in greater detail in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, which is incorporated herein by reference.

(a)           Pursuant to a Subscription Agreement dated March 26, 2012, on April 12, 2012, the Company sold Five Hundred Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of One Million Five Hundred Twenty-Five Thousand ($1,525,000) Dollars (US) to Mr. Guangwei Guo (the "Investor"), a resident of the People's Republic of China.  Mr. Guo is a member of the Company's Board of Directors.

(b)           In separate transactions Robert Craig, who was holding a warrant (originally issued on March 28, 2011) to purchase one million (1,000,000) shares of Common Stock as the nominee of several other shareholders, entered into a written agreement that evidenced a prior oral understanding about the beneficial ownership of the warrant as follows: Robert Craig 235,000 shares, Song Jin 235,000 shares, Robin Kindle 75,000 shares, Jon Larsen 10,000 shares, Paul Fallgren 10,000 shares, Shinjin (Vincent) Ren 10,000, Alan Cohen 100,000 shares and Hawk Opportunity Fund, LP ("Hawk") 325,000 shares.  Each beneficial owner has the power to exercise its portion of the warrant and will receive all economic benefits from that warrant.  On March 31, 2012 Hawk exercised the warrant for 325,000 shares and Alan Cohen exercised the warrant for 100,000 shares.  The Company received the exercise price of the warrant.  Currently 575,000 shares are still subject to the warrant.  All shares issued and issuable upon exercise of the warrant are subject to Lock-up and Installment Re-Sales Agreements.

We reported the following sales of unregistered securities during the Quarter ended March 31, 2012 in greater detail in Item 2 of Part I of a Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2012, which is incorporated herein by reference.

(a)           On February 12, 2012 the Company paid $42,500 and granted options to purchase 350,000 shares of Common Stock to inventors to compensate them for services related to assisting the Company to secure patent protection for Company's Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology they assigned to the Company.  These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years

(b)           On February 12, 2012, our Board of Directors approved a comprehensive Performance Bonus Equity Plan which reserves Options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: May 14, 2012	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.19	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.20	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 Technology Acquisition Equity Plan.

10.21	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.22	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 Technology Acquisition Equity Plan. .

10.23	Stock Option Award Agreement for 275,000 option shares dated February 12, 2011 for Song Robin Kindle pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.24	License Agreement effective April 2, 2012 between Next Fuel, Inc. and PT Enviro Energy, an Indonesian limited liability company.

10.25	License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company.

10.26	Amendment No. 1 dated as of April 1, 2012 to License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company.

10.27	Lock-up and Installment Re-Sale Restriction Agreements dated as of March 28, 2012 between the Company and Mr. Guangwei Guo.

10.28	Registration Rights Agreement dated March 28, 2012 between the Company and Mr. Guangwei Guo.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

101	Interactive Data File.*
__________
* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.