Form 10-Q/A
period 2012-03-31
NEXT FUEL, INC.
filed 2012-06-29
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
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

EXPLANATORY NOTE:

We are filing this amendment to update our quarterly report on Form 10-Q for the period ended March 31, 2012 in order to properly accrue $ 70,000 of bonus compensation paid in the quarter ending June 30, 2012 that was subsequently determined to relate to the period ended March 31, 2012.

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

Next Fuel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2012	September 30, 2011
	(Unaudited)
	(Restated)
Current Assets
Cash	$1,121,427	$2,117,927
Stock subscription receivable	1,525,000	-
Accounts Receivable, net of allowance for doubtful accounts	48,142	-
Inventory, net	-	-
Employee Advances	8,904	5,583
Prepaid Expenses	22,935	28,873
Total Current Assets	2,726,408	2,152,383

Equipment, net	6,002	6,470
Intangibles (Note 2(B))	-	-

Total Assets	$2,732,410	$2,158,853

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$105,703	$167,776
Accounts payable - related party	3,101	-
Deferred Revenue	-	40,000
Total Liabilities	108,804	207,776

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,978,500 and 12,052,500
issued and outstanding, respectively	1,298	1,206
Additional paid-in capital	23,468,395	21,636,928
Less: Treasury stock; 2,500,000 and 2,500,000, respectively	(93,000)	(93,000)
Deficit accumulated during the development stage	(20,753,087)	(19,594,057)
Total Stockholders' Equity	2,623,606	1,951,077

Total Liabilities and Stockholders' Equity	$2,732,410	$2,158,853

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		For the Period from August 14, 2007
	2012	2011	2012	2011	(Inception) to March 31, 2012
	(Restated)		(Restated)		(Restated)

Sales	$96,285	$-	$96,285	$-	$107,775
Consulting Income	-	-	40,000	-	40,000
Cost of Goods Sold	(75,904)	-	(75,904)	-	(145,844)

Gross Profit	20,381	-	60,381	-	1,931

Operating Expenses
Professional fees	$118,116	$379,232	$243,244	$387,933	$1,326,391
Research and development costs	42,500	17,649,999	42,500	17,649,999	17,692,499
Contribution Expense	100	-	100	-	100,100
Salary Expense	289,107	1,300	569,528	2,600	575,614
General and administrative	246,162	4,089	365,666	5,403	957,323
Total Operating Expenses	695,985	18,034,620	1,221,038	18,045,935	20,651,927

Loss from Operations	(675,604)	(18,034,620)	(1,160,657)	(18,045,935)	(20,649,996)

Other Expenses
Interest Income	641	-	1,687	-	3,380
Interest Expense	(6)	(56,412)	(60)	(62,824)	(106,471)
Total Other Income/(Expense)	635	(56,412)	1,627	(62,824)	(103,091)

LOSS BEFORE INCOME TAXES	(674,969)	(18,091,032)	(1,159,030)	(18,108,759)	(20,753,087)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(674,969)	$(18,091,032)	$(1,159,030)	$(18,108,759)	$(20,753,087)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(2.51)	$(0.10)	$(2.54)

Weighted average number of shares outstanding
during the year - Basic and Diluted	12,058,222	7,206,167	12,060,154	7,142,914

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to March 31, 2012
(Unaudited)

							Deficit
							accumulated
	Preferred Stock		Common Stock		Additional		during the		Total
					paid-in	Treasury	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	Equity/(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	-	95,962

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share)	-	-	1,000,000	100	1,999,875	-	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	5,000	2	27,498	-	-	-	27,500

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(19,130,616)	-	(19,130,616)

Balance, September 30, 2011	-	-	12,052,500	1,206	21,636,928	(93,000)	(19,594,057)	-	1,951,077

Common stock issued for services ($5.50/ per share)	-	-	1,000	-	5,500	-	-	-	5,500

Issuance of Stock Options					216,059				216,059

Exercise of 425,000 warrants ($.20 per share)			425,000	42	84,958				85,000

Common stock issued for cash ($3.05 per share)			500,000	50	1,524,950				1,525,000

Net loss for the six months ended March 31, 2012 (Restated)	-	-	-	-	-	-	(1,159,030)	-	(1,159,030)

Balance, March 31, 2012	-	$-	12,978,500	$1,298	$23,468,395	$(93,000)	$(20,753,087)	$-	$2,623,606

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period From August 14, 2007
	2012	2011	(Inception) to March 31, 2012
	(Restated)		(Restated)
Cash Flows Used In Operating Activities:
Net Loss	$(1,159,030)	$(18,108,759)	$(20,753,087)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	5,500	-	33,500
Common stock issued for intellectual property	-	17,644,999	17,644,999
Beneficial conversion feature in stock conversion	-	50,000	50,000
In-kind contribution of services	-	289,600	305,900
In-kind contribution of interest	-	12,824	54,448
Compensation expense on stock options	216,059		216,059
Depreciation and amortization expense	1,148	489	4,996
Impairment of inventory	58,935		-
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,142)	-	(48,142)
Increase in inventory	(58,935)		-
Decrease in prepaid	5,938	-	(22,935)
Increase in employee advances	(3,321)		(8,904)
Decrease in accounts payable and accrued expenses	(61,089)	60,470	106,687
Increase in accounts payable - related parties	2,117		2,117
Decrease in deferred revenue	(40,000)	-	-
Net Cash Used In Operating Activities	(1,080,820)	(50,377)	(2,414,362)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(680)	-	(10,998)
Net Cash Used In Investing Activities	(680)	-	(10,998)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	-	325,750
Proceeds from convertible note payabe	-	50,000	50,000
Repayments of loan payable	-	-	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	85,000	962	3,589,787
Net Cash Provided by Financing Activities	85,000	50,962	3,546,787

Net (Decrease) in Cash	(996,500)	585	1,121,427

Cash at Beginning of Year/Period	2,117,927	-	-

Cash at End of Year/Period	$1,121,427	$585	$1,121,427

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$-	$1,810
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$1,525,000	$100,000	$1,625,000

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

NOTE 11                   REVISION TO FINANCIAL STATEMENTS

The financial statements as of March 31, 2012 and for the period then ended, are revised to incorporate additional bonus compensation relating to $70,000 paid during the quarter ending June 30, 2012, which was subsequently determined to relate to the period ended March 31, 2012.

The effect of the changes in the financial statements is summarized below.

	Three Months Ended March 31, 2012		Six Months Ended March 31, 2012
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Balance Sheet:
Deficit Accumulated During the Development Stage	$(20,683,087)	$(20,753,087)	$(20,683,087)	$(20,753,087)

Consolidated Statement of Operations:
Salary Expense	$219,107	$289,107	$499,528	$569,528
Total Operating Expenses	625,985	695,985	1,151,038	1,221,038
Loss from Operations	(605,604)	(675,604)	(1,090,657)	(1,160,657)
Net Loss	(604,969)	(674,969)	(1,089,030)	(1,159,030)
Earnings per Share – Basic and Diluted	(0.05)	(0.06)	(0.09)	(0.10)

For the period from August 14, 2007 (Inception) to March 31, 2012, salary expense was $505,614 prior to restatement and $575,614 as restated, and net loss was $(20,683,087) prior to restatement and $(20,753,087) as restated.

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

Results of Operations

Three and Six Months ended March 31, 2012

For the three months and six months periods ended March 31, 2012, we had revenue of $96,285 and $136,285, respectively. Operating expenses for the three months and six months periods ended March 31, 2012 totaled $695,985 and $1,221,038, respectively.  During the three months and six months periods ended March 31, 2012, net interest income totaled $635 and $1,627, respectively. This resulted in a net loss of $674,969 during the three months period ended March 31, 2012 and a net loss of $1,159,030 for the six months period ended March 31, 2012.

Operating expenses for the three months ended March 31, 2012 included $289,107 for salary expense, $118,116 for professional fees and $246,162 for general and administrative expenses.  Most of these professional fees and expenses related to financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.  Operating expenses for the six months ended March  31, 2012 included $569,528 for salary expense, $243,244 for professional fees and $365,666 for general and administrative expenses.  Most of these professional fees and expenses related to litigation expense for the Ciris litigation described elsewhere and financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

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

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2012 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, March 31, 2012, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure for the reason discussed below .

Our controls did not operate effectively to ensure bonus compensation was accrued in the proper period. The Company is in the process of remediating this control.

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

On June 28, the Company determined that it failed to accrue Seventy ($70,000) Thousand Dollars of bonus compensation related to the period ended March 31, 2012.  The duly authorized officers of the Company, including its principal executive officer, discussed this matter with the Company's independent registered public accounting firm.

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: June 29, 2012	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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