Form 10-Q
period 2012-06-30
NEXT FUEL, INC.
filed 2012-08-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒
Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 13, 2012: 10,965,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q
June 30, 2012
INDEX
PART I-- FINANCIAL INFORMATION

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2012 AND AS OF SEPTEMBER 30, 2011

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2012

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2012

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM AUGUST 14, 2007 (INCEPTION) TO JUNE 30, 2012

PAGE	8	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2012	September 30, 2011
	(Unaudited)	*
Current Assets
Cash	$3,598,260	$2,117,927
Accounts Receivable, net of allowance for doubtful accounts	96,944	-
Inventory, net	-	-
Employee Advances	25,692	5,583
Prepaid Expenses	31,250	28,873
Total Current Assets	3,752,146	2,152,383

Equipment, net	10,202	6,470
Intangibles (Note 2(B))	-	-

Total Assets	$3,762,348	$2,158,853

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$92,939	$167,776
Accounts payable - related party	914	-
Deferred Revenue	75,000	40,000
Total Liabilities	168,853	207,776

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,965,500 and 12,052,500
issued and outstanding, respectively	1,097	1,206
Additional paid-in capital	24,939,356	21,636,928
Less: Treasury stock; 0 and 2,500,000, respectively	-	(93,000)
Deficit accumulated during the development stage	(21,346,958)	(19,594,057)
Total Stockholders' Equity	3,593,495	1,951,077

Total Liabilities and Stockholders' Equity	$3,762,348	$2,158,853

* Derived from audited financial statements

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from August 14, 2007 (Inception) to June 30, 2012

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011

Sales	$96,944	$11,490	$193,229	$11,490	$204,719
Contract Income	60,000	-	60,000	-	60,000
License Fee Income	25,000	-	25,000	-	25,000
Consulting Income	-	-	40,000	-	40,000
Total Revenues	181,944	11,490	318,229	11,490	329,719

Cost of Goods Sold	(130,423)	(11,005)	(206,327)	(11,005)	(276,267)

Gross Profit	51,521	485	111,902	485	53,452

Operating Expenses
Professional fees	$199,007	$117,336	$442,251	$505,269	$1,525,398
Research and development costs	16,211	-	58,711	17,649,999	17,708,710
Contribution Expense	-	100,000	100	100,000	100,100
Salary Expense	247,783	109,999	817,311	109,999	823,397
General and administrative	183,521	134,215	549,187	142,218	1,140,844
Total Operating Expenses	646,522	461,550	1,867,560	18,507,485	21,298,449

Loss from Operations	(595,001)	(461,065)	(1,755,658)	(18,507,000)	(21,244,997)

Other Expenses
Interest Income	1,130	497	2,817	497	4,510
Interest Expense	-	(1,750)	(60)	(64,574)	(106,471)
Total Other Income/(Expense)	1,130	(1,253)	2,757	(64,077)	(101,961)

LOSS BEFORE INCOME TAXES	(593,871)	(462,318)	(1,752,901)	(18,571,077)	(21,346,958)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(593,871)	$(462,318)	$(1,752,901)	$(18,571,077)	$(21,346,958)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.04)	$(0.16)	$(2.17)

Weighted average number of shares outstanding
during the year - Basic and Diluted	10,656,258	11,337,610	10,868,745	8,546,287

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from August 14, 2007 (Inception) to June 30, 2012
(Unaudited)

							Deficit
	Preferred Stock		Common Stock		Additional paid-in	Treasury	accumulated during the development	Subscription	Total Stockholder's Equity/
	Shares	Amount	Shares	Amount	capital	Stock	stage	Receivable	(Deficiency)

Balance August 14, 2007	-	$-	-	$-	$-	$-	$-	$-	$-
						-
Common stock issued for services to founder ($0.0001)	-	-	5,000,000	500	-	-	-	-	500
						-
Common stock issued for cash ($0.10/ per share)	-	-	1,240,000	124	123,876	-	-	(85,000)	39,000

In kind contribution of cash	-	-	-	-	100	-	-	-	100

In kind contribution of services	-	-	-	-	700	-	-	-	700

Net loss for the period August 14, 2007 (inception) to September 30, 2007	-	-	-	-	-	-	(12,300)	-	(12,300)

Balance, for the year ended September 30, 2007	-	-	6,240,000	624	124,676	-	(12,300)	(85,000)	28,000

Common stock issued for cash ($0.10/ per share)	-	-	197,500	20	19,730	-	-	-	19,750

Purchase of treasury stock	-	-	-	-	-	(40,000)	-	-	(40,000)

Cash received for subscription receivable	-	-	-	-	-	-	-	85,000	85,000

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(204,665)	-	(204,665)

Balance, for the year ended September 30, 2008	-	-	6,437,500	644	149,606	(40,000)	(216,965)	-	(106,715)

Common stock issued for cash ($0.10/ per share)	-	-	275,000	27	27,473	-	-	-	27,500

Purchase of treasury stock	-	-	-	-	-	(53,000)	-	-	(53,000)

In kind contribution of interest	-	-	-	-	16,118	-	-	-	16,118

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(181,654)	-	(181,654)

Balance, September 30, 2009	-	-	6,712,500	671	198,397	(93,000)	(398,619)	-	(292,551)

Common stock issued for cash ($0.10/ per share)	-	-	325,000	32	32,468	-	-	-	32,500

In kind contribution of interest	-	-	-	-	25,506	-	-	-	25,506

In kind contribution of services	-	-	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(64,822)	-	(64,822)

Balance, September 30, 2010	-	-	7,037,500	703	261,571	(93,000)	(463,441)	-	(294,167)

Common stock issued for cash ($0.10/ per share)	-	-	50,000	5	4,995	-	-	-	5,000

Common stock issued for cash ($2/ per share) less stock offering costs	-	-	50,000	5	95,957	-	-	-	95,962

Common stock issued for cash ($3/ per share)	-	-	400,000	40	1,199,960	-	-	-	1,200,000

Common stock issued for cash ($2/ per share)	-	-	1,000,000	100	1,999,875	-	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	-	-	500,000	50	49,950	-	-	-	50,000

Benefical conversion of convertible note payable	-	-	-	-	50,000	-	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	-	-	3,010,000	301	13,394,199	-	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	-	-	4,250,499	-	-	-	4,250,499

Common stock issued for services ($5.50/ per share)	-	-	5,000	2	27,498	-	-	-	27,500

Value of service provided for the acquisition of intellectual property	-	-	-	-	287,000	-	-	-	287,000

In kind contribution of interest	-	-	-	-	12,824	-	-	-	12,824

In kind contribution of services	-	-	-	-	2,600	-	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(19,130,616)	-	(19,130,616)

Balance, September 30, 2011	-	-	12,052,500	1,206	21,636,928	(93,000)	(19,594,057)	-	1,951,077

Common stock issued for services ($5.50 per share)	-	-	1,000	-	5,500	-	-	-	5,500

Common stock issued for services ($4.00 per share)			7,000	1	27,999				28,000

Issuance of Stock Options					287,819				287,819

Exercise of 425,000 warrants ($.20 per share)			425,000	43	84,958				85,000

Common stock issued for cash ($3.05 per share)			980,000	98	2,988,902				2,989,000

Cancelation of treasury shares			(2,500,000)	(250)	(92,750)	93,000			-

Net loss for the nine months ended June 30, 2012	-	-	-	-	-	-	(1,752,901)	-	(1,752,901)

Balance, June 30, 2012	-	$-	10,965,500	$1,097	$24,939,356	$-	$(21,346,958)	$-	$3,593,495

See accompanying notes to condensed unaudited financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From August 14, 2007 (Inception) to June 30, 2012
	For the Nine Months Ended June 30,
	2012	2011
Cash Flows Used In Operating Activities:
Net Loss	$(1,752,901)	$(18,571,077)	$(21,346,958)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	33,500	13,750	61,500
Common stock issued for intellectual property	-	17,644,999	17,644,999
Beneficial conversion feature in stock conversion	-	50,000	50,000
In-kind contribution of services	-	289,600	305,900
In-kind contribution of interest	-	12,824	54,448
Compensation expense on stock options	287,819		287,819
Depreciation and amortization expense	1,817	786	5,665
Impairment of inventory	58,935		-
Changes in operating assets and liabilities:
Increase in accounts receivable	(96,944)	-	(96,944)
Increase in inventory	(58,935)	(11,005)	-
Increase in prepaid	(2,377)	(6,437)	(31,250)
Increase in employee advances	(20,109)		(25,692)
Decrease in accounts payable and accrued expenses	(73,853)	62,747	92,939
Decrease in accounts payable - related parties	(70)		914
Increase in deferred revenue	35,000	-	75,000
Net Cash Used In Operating Activities	(1,588,118)	(513,813)	(2,921,660)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(5,549)	(2,961)	(15,867)
Net Cash Used In Investing Activities	(5,549)	(2,961)	(15,867)

Cash Flows From Financing Activities:
Proceeds from loan payable	-	11,856	325,750
Proceeds from convertible note payabe	-	50,000	50,000
Repayments of loan payable	-	(285,750)	(325,750)
Purchase of treasury stock	-	-	(93,000)
Proceeds from issuance of common stock, net of offering costs	3,074,000	3,300,937	6,578,787
Net Cash Provided by Financing Activities	3,074,000	3,077,043	6,535,787

Net Increase (Decrease) in Cash	1,480,333	2,560,269	3,598,260

Cash at Beginning of Year/Period	2,117,927	-	-

Cash at End of Year/Period	$3,598,260	$2,560,269	$3,598,260

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$1,750	$1,810
Cash paid for taxes	$-	$-	$127

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable	$1,525,000	$100,000	$1,625,000

During the year ended September 30, 2011 the Company converted $50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share.  The Company also recongnized a $50,000 benefical conversion feature as an interest expesne on the conversion.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

For comparison, the Company’s Form 10-Q for the quarter ended March 31, 2012 was restated.  When comparative data is used in this statement, the Company is referencing the restated Form 10-Q/A.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012 and September 30, 2011, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the nine months ended June 30, 2012 and 2011 respectively, 575,000, and 0, shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive.  For the nine months ended June 30, 2012 and 2011 respectively, 3,720,000, and 0, shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

(E) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

(F) Intangible Assets

In accordance with ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.  Any other intangible assets deemed to have indefinite lives are not subject to amortization (See Note 2(B)).

(G) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. During the nine months ended June 30, 2012 and the year ended September 30, 2011, the Company recognized an impairment of $0 and $58,935 in inventory, respectively.

	June 30, 2012	September 30, 2011
Inventory	$-	$58,935
Reserve	$-	$(58,935)
Total	$-	$-

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

The Company's revenue transactions include the following: additives, consulting services, royalties, and intellectual property licensing.  The Company recognizes revenue when it is realized or realizable and earned.  The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations.  For the sale of multiple-element arrangements, including whereby additives, consulting or intellectual property is combined in a revenue generating transaction with other elements, the Company allocates to, and recognizes revenue from, the various elements based on their relative selling price. The Company allocates to, and recognizes revenue from, the various elements of multiple-element arrangements based on relative selling price of a deliverable, using: vendor-specific objective evidence, third-party evidence, and best estimated selling price in accordance with the selling price hierarchy.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of June 30, 2012 and September 30, 2011.

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

(M) Concentration of Credit Risk

At June 30, 2012, 100% of revenue was from one customer.

At times the Company has cash in bank accounts in excess of FDIC insurance limits. The Company had approximately $3,380,135 and $1,851,090 in excess of FDIC insurance limits as of June 30, 2012 and September 30, 2011, respectively.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

The Company adopted the methodologies prescribed by this ASU in its second quarter and it did not have a material effect on its financial position or results of operations.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 2	EQUIPMENT AND INTANGIBLES

(A)	Equipment

At June 30, 2012 and September 30, 2011 equipment is as follows:

	June 30, 2012	September 30, 2011

Computer Equipment	$9,498	$8,818
Furniture & Equipment	4,869	-
Website Costs	1,500	1,500
Less accumulated depreciation
and amortization	(5,665)	(3,848)

	$10,202	$6,470

Depreciation and amortization expense for the nine months ended June 30, 2012 and 2011 and the period from August 14, 2007 (Inception) to June 30, 2012 was $1,817, $786 and $5,665 respectively.

(B)	Intangibles

On April 20, 2012, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired with cash (see Note 7).  The intellectual property rights that were acquired were in the form of rights to new technologies and assignment of U.S. Provisional Patent Application No. 61624313 entitled “Transition Metals Enhancement of Biogenic Natural Gas Production”, filed on April 15, 2012.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel is a development stage company, and the current significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

On February 12, 2012 and March 28, 2011, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired through the issuance of stock options and minimal cash consideration in February 2012 (see Note 4) and the issuance of shares of the Company’s common stock and stock warrants in March 2011 (see Note 3(C)).  The intellectual property rights that were acquired were in the form of the rights to new technologies.  Provisional patent applications were filed for each.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel is a development stage company, and the current significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

Although the company has expensed these technologies, it is the company’s belief that this intellectual property and associated patent applications may provide growth opportunities for the company in the highly competitive markets associated with O&G produced water and CO2 sequestration.  Given the early stage of the two technologies acquired, the company believes they will not make significant contributions to the company's business for several years.  .

NOTE 3	STOCKHOLDERS’EQUITY/DEFICIENCY

(A)	Common Stock Issued for Cash

On May 28, 2012, the Company issued 480,000 shares of common stock for $1,464,000 ($3.05/share).

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

The March 26, 2012 stock subscription agreement included a registration rights agreement.  The registration rights agreement stipulated a clause that the Company use commercially reasonable efforts to prepare and file a registration statement with the SEC within sixty (60) days after the agreement was signed on March 26, 2012.  The Company has filed such registration statement in accordance with the agreement.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

For the year ended September 30, 2011, the Company recorded contributed interest expense having a fair value of $12,824.

For the year ended September 30, 2010, the Company recorded contributed interest expense having a fair value of $25,506.

For the year ended September 30, 2009, the Company recorded contributed interest expense having a fair value of $16,118).

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

(C) Stock Issued for Services and Intellectual Property

On May 13, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $28,000 ($4.00/share) on the grant date (See Note 6).

On October 15, 2011, the Company issued 1,000 shares of the Company's common stock, having a fair value of $5,500 ($5.50 per share) on the grant date (See Note 6).

On July 1, 2011, the Company issued 2,500 shares of the Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 6).

On April 1, 2011, the Company issued 2,500 shares of the Company's common stock, having a fair value of $13,750 ($5.50 per share) on the grant date (See Note 6).

On March 28, 2011, the Company issued 3,010,000 shares of the Company’s common stock, having a fair value of $13,394,500 on the grant date and 1,000,000 warrants having a fair value of $4,250,499 (See Notes 2(B) and 3(E)) in exchange for intellectual property.  As of September 30, 2011, the intellectual property was deemed to have no future value and the full amount was expensed to research and development.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

In 2012, the total of 2,500,000 shares of common stock held in treasury were cancelled.

(E)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

The following table summarizes all warrant grants as of June 30, 2012, and the related changes during the nine months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2011	1,000,000	$0.20
Granted	-	-
Exercised	425,000	0.20
Expired	-	-
Balance at June 30, 2012	575,000	$0.20
Warrants Exercisable at June 30, 2012	575,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

The following tables summarize information about stock warrants for the Company as of June 30, 2012 and 2011:

June 30, 2012 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.20	575,000	.74	$0.20	575,000	$0.20

June 30, 2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.67	$0.20	1,000,000	$0.20

(F)  Conversion of Note Payable

During the year ended September 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Notes 5 and 7).

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
AS OF JUNE 30, 2012
(UNAUDITED)

NASDAQ’s Capital market on or before March 31, 2014.  The Company has determined that none of the performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

On February 12, 2012, the Company granted options to employees to purchase 300,000 shares of common stock at an exercise price of $4.09 per share in connection with the purchase of technology and intellectual property (See Notes 2(B) and 7).  The options will be vested if, on or before January 9, 2014, the acquired technology described in U.S. Provisional Patent Application No. 61/583,531 entitled “A Pervaporation system for treating industrial produced water”, filed on January 9, 2012 and any and all foreign counterpart patent applications currently existing or filed in the future will be commercialized by the Company.  The Company has determined that none of the performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

During the three and nine months ended June 30, 2012 and 2011, the Company recognized compensation expense related to stock options of $71,760, $287,819 and $0, respectively.

For the nine months ended June 30, 2012, the Company recorded stock-based compensation expense of $96,931 related to vested employee stock options, $154,040 related to unvested employee stock options, $19,083 related to vested non-employee stock options, and $17,765 related to unvested non-employee stock options.   For the nine months ended March 31, 2011, the Company recorded no stock-based compensation expense.

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

A summary of the Company’s stock option plans as of June 30, 2012, and changes during the nine month period then ended is presented below:

	Nine Months Ended June 30, 2012
	Number of	Weighted Average Exercise Price
	Options
Options outstanding at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options expired	-	-
Options cancelled	-	-
Options at June 30, 2012	3,720,000	$4.12
Options exercisable at June 30, 2012	116,666	$4.23

Changes in the Company’s unvested options for the nine months ended June 30, 2012 are summarized as follows:

	Nine Months Ended June 30, 2012
	Number of	Weighted Average Exercise Price
	Options
Non-vested options at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options vested	116,666	4.23
Options cancelled	-	-
Non-vested options at June 30, 2012	3,603,334	$4.12

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	4.63	$4.68	-	$-
4.25	385,000	9.64	4.25	100,000	4.25
4.20	10,000	9.73	4.20	-	-
4.09	3,250,000	9.63	4.09	16,666	4.09
Totals	3,720,000	9.50	$4.12	116,666	$4.23

NOTE 5	CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On February 22, 2011, the Company received a $50,000 unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28, 2011 the stockholder converted $50,000 of the convertible debt into 500,000 shares of common stock. In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(F) and 7).

NOTE 6	COMMITMENTS

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On March 30, 2012, the Company entered into a one-year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012.  The agreement calls for a monthly rental fee of $1,750.

On January 24, 2012, the Company entered into a one-year consulting agreement to receive investor relations services effective February 1, 2012.  The Company is required to pay $3,500 a month and 28,000 shares of Company's common stock according to the following schedule:

●	May 1, 2012 - 7,000 shares for services rendered February through April
●	August 1, 2012 - 7,000 shares for services rendered May through July
●	November 1, 2012 - 7,000 shares for services rendered August through October
●	February 1, 2013 - 7,000 shares for services rendered November through January

The agreement may be terminated by either party at any time without penalty upon failure by the other party to comply, including, without limitation, failure to comply with securities laws, rules and regulations in the performance of the agreement.  The Company may terminate the agreement without cause prior to February 1, 2013 and agrees to pay all required fees through February 1, 2013.  On February 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 1, 2013, either party may terminate the contract with or without cause without penalty upon 60 days’ written notice.  Through June 30, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $28,000 on the grant date, based on $4.00 per share (See Note 3(C)).

On March 14, 2012, the Company entered into a 90-day agreement with an outside party as the Company’s exclusive placement agent and advisor.  The agreement provides for a placement fee of seven percent (7%) of the proceeds of any sale of capital to the outside party’s investors.  In addition, the agreement provides for the issuance of warrants equal to seven percent (7%) of any sale of capital to the outside party’s investors.  The agreement was terminated on May 30, 2012.

On October 31, 2011, the Company entered into a twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement requires a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 for the remaining term of the agreement.  During the nine months ended June 30, 2012, the Company has paid the outside consultant $16,000 and no other amounts are due under the terms of the agreement.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
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

On April 1, 2011, the Company entered into a consulting agreement to receive investor relations services.  The Company was required to pay $6,500 a month and 20,000 shares of Company's common stock according to the following schedule:

●	October 31, 2011 - 5,000 shares for services rendered April through September
●	April 30, 2012 - 5,000 shares for services rendered October through March
●	October 31, 2012 - 5,000 shares for services rendered April through September
●	April 30, 2013 - 5,000 shares for services rendered October through March

In addition, the Company would pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. This agreement was terminated effective October 11, 2011.  Through June 30, 2012, the Company issued 6,000 shares of Company's common stock, having a fair value of $33,000 on the grant date, based on $5.50 per share (See Note 3(C)).

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

NOTE 7	RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.

On February 13, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $15,000.

On February 8, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $15,000.  In addition, as part of the agreement, the Company granted stock options to the employees for 300,000 shares of common stock at an exercise price of $4.09 (See Note 4).

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the year ended September 30, 2011 a principal stockholder of the Company contributed services on behalf of the Company in the acquisition of the intellectual property with a fair value of $287,000 (See Note 3(B)).

On February 22, 2011, the Company received a $50,000 unsecured convertible non-interest bearing note payable, due ten days after written demand is made.  All debt can be converted at the rate of $0.10 per share.  At March 28 2011 the stockholder converted $50,000 of the convertible debt into 500,000 shares of common stock. In connection with the issuance of this note, the Company recognized a beneficial conversion of $50,000 that resulted in a discount to the note payable. The discount was being amortized into earnings over the term of the note. The discount was fully amortized as of March 28, 2011 due to the note being converted (See Note 3(F) and 5).

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
AS OF JUNE 30, 2012
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

NOTE 8	SUBSEQUENT EVENT

The Company has no subsequent events to report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

Recent events you should be aware of about our business include the following events:

First License Revenue

The Company received an upfront license fee payment of $100,000 and a payment of $60,000 for four Gas Generating Units pursuant to its license agreement for China and Manchuria.  Some of this revenue will be not be recognized until later financial periods in accordance with the Company's revenue recognition policies.

Capital Raise

During April and May, 2012, the Company sold Nine Hundred Eighty Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of Two Million Nine Hundred Eighty-Nine Thousand ($2,989,000) Dollars (US) to Mr. Guangwei Guo and seven other investors introduced to the Company by Mr. Guo (the "Investors") All the investors are residents of the People's Republic of China.  Mr. Guo is a member of the Company's Board of Directors.  Mr. Guo and other Investors are also affiliated with Future Fuel Limited, with which we entered into a License Agreement.  We reported additional information about this investment (including restrictions on re-sale) in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 and in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012, which we hereby incorporate by reference.  We filed a registration statement covering re-sale of the shares on June 29, 2012.  We expect that registration statement will become effective during the quarter ending September 30, 2012, but re-sale of the shares will be subject to contractual re-sale restrictions described in Item 1A of this Report entitled "Risk Factors."

Status of Drilling Projects

Our licensee's drilling project in Inner Mongolia, China is moving forward and is meeting the expectations of management.  Drilling for the first four Gas Generating Units has been completed.  The implementation of Next Fuel’s Coal to Gas Technology including the introduction of nutrients to the coal seam is expected to be completed by September, 2012.

Our licensee's drilling project in Indonesia is also moving forward on schedule.  Drilling and the wells have been completed.  The first nutrients were injected in July.  We expect to see new gas generated within the next 6 months, although there can be no assurance commercial quantities of gas will be produced.  We will not earn royalties from the Indonesia project unless commercial volumes of gas are produced and sold.

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

During the period from inception to the period ended June 30, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report.  Most of the expense we incurred during 2011 related to acquisition activities. Since June 30, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia which resulted in the long-term license agreements described above under "Recent Developments."

We purchased certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology") from five individuals (the "Sellers") pursuant to a Technology and Intellectual Property Purchase Agreement dated March 28, 2011 (the "Technology Purchase Agreement"). Four of the five individuals who developed the acquired technology and intellectual property joined the Company as officers and employees.  We then began to conduct our current business Coal based on the acquired Coal-to-Gas Technology.

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

We have entered into license agreements for all of China and Mongolia and for a gas field on the Indonesian island of Sumatra and have received our first license revenue.

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

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted our efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report.  Most of the expense we incurred during this period related to acquisition activities.  Since March 31, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia which resulted in us entering into the license agreements and receiving our first license revenue described above under "Recent Developments."

Results of Operations

Three and Nine Months ended June 30, 2012

For the three months and nine months periods ended June 30, 2012, we had revenue of $181,944 and $318,229, respectively, which included our first license revenue.  Operating expenses for the three months and nine months periods ended June 30, 2012 totaled $646,522 and $1,867,560, respectively.  During the three months and nine months periods ended June 30, 2012, net interest income totaled $1,130 and $2,757, respectively.  This resulted in a net loss of $593,871 during the three months period ended June 30, 2012 and a net loss of $1,752,901 for the nine months period ended June 30, 2012.

Operating expenses for the three months ended June 30, 2012 included $247,783 for salary expense, $199,007 for professional fees and $16,211 for research and development costs and $183,521 for general and administrative expenses. Most of these professional fees and expenses related to financial reporting compliance. Travel to our field test sites also constituted a substantial expense. Operating expenses for the nine  months ended June 30, 2012 included $817,311 for salary expense, $442,251 for professional fees, $58,711 for research and development costs, and $549,187 for general and administrative expenses.  Most of these professional fees and expenses related to litigation expense and financial reporting compliance. Travel to our field test sites also constituted a substantial expense.

Three Months and Nine Months ended June 30, 2011

We had revenue of $11,490 for the three months and nine month periods ended June 30, 2011. Operating expenses for the three and nine month periods ended June 30, 2011 totaled $461,550 and $18,507,485, respectively and net interest expense totaled $1,253 and $64,007 respectively. This resulted in a net loss of $462,318 during the three month period ended June 30, 2011 and a net loss $18,571,077 during the nine month period ended June 30, 2011.

Operating expenses of $461,550 for the three month period ended June 30, 2011 consisted of $109,999 for salaries, $117,336 for professional fees, $0 for research and development costs, and $134,215 for general and administrative. Most of these fees and expenses related to the acquisition of our coal-to-gas technology.

Operating expenses of $18,507,485 for the nine month period ended June 30, 2011 consisted of $109,999 for salaries, $505,269 for professional fees, $17,649,999 for research and development costs, and $142,218 for general and administrative.  Most of these fees and expenses related to the acquisition of our coal-to-gas technology.

Capital Resources and Liquidity

As of June 30, 2012, we had $3,598,260 in cash and cash equivalents and $168,853 of liabilities.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

Cash Flows for Nine Months Ended June 30, 2012 and 2011 and from Inception to June 30, 2012

We used $1,588,118 of net cash in operating activities during the nine months ended June 30, 2012 compared to $513,813 used in the nine months ended June 30, 2011 and $2,921,660 for the period from inception to June 30, 2012.  Net cash flow used in investing activities during the nine months ended June 30, 2012 was $5,549 compared to $2,961 for the nine months ended June 30, 2011 and $15,867 for the period from inception to June 30, 2012.  Financing activities during the nine months ended June 30, 2012 provided $3,074,000 to us compared to $3,077,043 provided by financing activities during the nine months ended June 30, 2012.  For the period from inception to June 30, 2012, financing activities provided $6,535,787 to us.  The cash provided by financing activities was primarily attributable to the proceeds from issuances of our common stock.  The following table summarizes our cash flows for the nine-month periods ended June 30, 2012 and June 30, 2011 and for the period from inception to June 30, 2012:

	For the Nine Months Ended June 30,		For the Period from August 14, 2007 (Inception) to
	2012	2011	June 30, 2012
Net Cash Used In Operating Activities	$(1,588,118)	(513,813)	$(2,921,660)
Net Cash Used In Investing Activities	$(5,549)	(2,961)	$(15,867)
Net Cash Provided by Financing Activities	$3,074,000	3,077,043	$6,535,787
Net Increase/ (Decrease) in Cash	$1,480,333	2,560,269	$3,598,260

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

Our license agreements provide for the following different types of payments: (1) upfront license fees; (2) annual fixed payments for each Gas Generating Unit in which the licensee deploys our technology; (3) royalties calculated as a percentage of the sale price of the gas our licensee produces, (4) payments for technical support or other services; and (5) payments for amendments we supply to licensees.  Each license provides for one or more of these types of payments.  Not every license we enter into includes all these forms of payments.

We recognize each type of revenue as follows:

(1) Upfront license fees – These payments will be recognized in accordance with the License Agreement and may be deferred over the term of the agreement or the period of the estimated benefit to the customer.

(2) Annual fixed payments for each Gas Generating Unit in which the licensee deploys our technology – These payments will be recognized in accordance with the License Agreement and portions may be deferred until all work is complete.

(3) Royalties calculated as a percentage of the sale price of the gas our licensee produces - These payments will be recognized in accordance with the License Agreement and should be recognized when paid as the payment will come after the sale of produced gas.

(4) Payments for technical support or other services - These payments will be recognized in accordance with the License Agreement and could be deferred until all work is complete.

(5) Payments for amendments we supply to licensees - These payments will be recognized in accordance with the License Agreement and should be recognized when we deliver the nutrients..

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and September 30, 2011, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.  Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. For the nine months ended June, 2012 and 2011, 575,000 and 0 shares, respectively, were issuable upon the exercise of warrants and were not included in the computation of income per share because their inclusion is anti-dilutive. For the three months ended June 30, 2012 and 2011, respectively, 3,600,000 and 0 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2012 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, June 30, 2012, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure for the reason discussed below .

On June 28, 2012 the Company determined that it failed to accrue during the period ended March 31, 2012 Seventy ($70,000) Thousand Dollars of bonus compensation that was paid during the period ended June 30, 2012.  The duly authorized officers of the Company, including its principal executive officer, discussed this matter with the Company's independent registered public accounting firm.  The Company restated is financial statements and on June 29, 2012 filed an amendment to its Form 10-Q for the quarter ended March 31, 2012.  Our controls did not operate effectively to ensure bonus compensation was accrued in the proper period. The Company remediated this control by taking steps to ensure compensation other than salary is accrued when the compensation is approved or earned if it is earned or approved prior to actual payment.

(b) Changes in internal control over financial reporting. During the period covered by this report, except as described above we did not make any changes described below in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Prior to our acquisition of technology and intellectual property at the end of March 2011, the only business we conducted was to seek acquisitions.  That limited activity allowed us to minimize compliance costs and the complexity of compliance systems, including financial reporting and internal controls.  The business we currently conduct based on the recently acquired technology and intellectual property required changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  These changes were disclosed in prior Reports filed with the Securities and Exchange Commission.  As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting.  For example, we received our first license revenue during this quarter.  We will be developing additional financial reporting and internal controls appropriate for a business that earns license revenue, including monitoring revenue generating activities by our licensees.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Our license agreements require us to pay expenses before we will generate revenue.

Our license agreements require us to pay expenses before we will generate revenue. Until we begin generating revenue, we will depend totally on capital raising to fund our operations.

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

As the initial gas fields where our technology is used over time cease to be capable of producing gas, our annual license fee will be reduced.

As the initial gas fields where our technology is used over time cease to be capable of producing gas, our annual license fee from these fields will be reduced over time. Therefore, our aggregate revenue may decrease over time, if our licensees fail to continue to acquire new gas fields on which too utilize our technology.

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

At June 25, 2012, Directors and executive officers beneficially owned, in the aggregate, 5,122,000 shares which includes 575,000 shares they can acquire pursuant to outstanding warrants, but does not include 813,000 shares owned by investors who are business associates of one of the members of our Board of Directors or were otherwise introduced to the Company by that Director or 100,000 shares owned by that Director's adult daughter. At June 25, 2012, the Company had 10,965,500 issued shares of Common Stock.  If the warrants held by the Company's officers and directors were exercised, the officers and directors would own approximately 44.5% of the 11,520,500 outstanding shares of Common Stock.  In addition, the Company's officers and directors have stock options to purchase 2,900,000 shares of Common Stock, none of which can be exercised within sixty days after June 25, 2012 and all of which are subject to vesting over time beginning in November 2012 or that vest upon the occurrence of certain events defined in the Company's 2012 Performance Bonus Equity Plan.  As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, acting together, will have the ability to control our management and affairs.  Accordingly, this concentration of ownership may harm the value of our common stock by: delaying, deferring or preventing a change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

We have entered into a license agreement with the affiliate of an investor, Mr. Guangwei Guo, who is also a member of our Board of Directors.  Our business may suffer because of inherent conflicts of interest with our investors.

We have entered into a license agreement with the affiliate of an investor, who is also a member of our Board of Directors.  This agreement grants the affiliate of our investor exclusive rights in the People's Republic of China and Mongolia, which we expect will be a primary market for our technology.  Our business may suffer because of inherent conflicts of interest with our investors.

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

At August 13, 2012, 10,965,500 shares of our common stock were issued and outstanding, an additional 575,000 shares may be issued upon the exercise of outstanding warrants and an additional 5,350,000 shares are reserved for issuance pursuant three compensation plans of which a total of 3,720,000  shares are subject to outstanding options and 1,630,000 reserved shares are available for future grants.  Addition information about stock options can be found in the Section of this Prospectus called "Executive Compensation."

We have entered into lock-up agreements, which place restrictions on public re-sales of our shares, with our executive officers and investors.  These lock-up agreements cover 6,390,000 shares of Common Stock they currently own, as well as 575,000 warrant shares.

We have contractual obligations to register for re-sale 2,380,000 shares of our Common Stock.  We expect other investors will require registration rights as well.

These re-sale restrictions and registration obligations are described in another Risk Factor included in this Report.

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

			Total Lock-Up		Installment Sales Permitted
	Number of Shares Subject to Agreements		Termination Date for Lock-up Period		Installment Sale Period		Number Shares sellable Each Month During Installment Sale Period		Registration Rights

Spring 2011 Technology Acquisition (1)	4,010,000	(4)	October 31, 2012		November 1, 2012 to October 31, 2013	(6)(8)	340,850	(7)(8)	None

Spring 2011 Investment (2)	1,400,000		October 31, 3012		November 1, 2012 to October 31, 2013	(6)	119,000	(7)	Yes	(9)

Spring 2012 Investment (3)	980,000		Not Determined	(5)	Not Determined	(5)	75,650	(7)	Yes	(9)

Total	6,390,000						535,500		1,380,000

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

(3)
Mr. Guangwei Guo, a member of the Company's Board of Directors, purchased 500,000 shares during April of 2012 and seven persons introduced to the Company purchased an additional 480,000 during May of 2012. See Item 3.02 of Current Report on Form 8-Ks filed with the Securities and Exchange Commission on April 20, 2012 and June 8, 2012 for additional information about the Spring 2012 Investment shares, which is incorporated herein by reference.

(4)
Includes 3,435,000 outstanding shares and 575,000 shares issuable upon exercise of the warrants.  See Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information, which is incorporated herein by reference.

(5)
We filed a registration statement covering resale of the Spring 2012 Investment Shares on June 29, 2012. We expect that registration statement will become effective during the quarter ending on September 30, 2012. At that time, the one-year lock-up period will begin running followed by a one-year installment sale restriction period. See Item 3.02 of Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 for additional information about re-sale restrictions on these 980,000 Spring 2012 Investment shares, which is incorporated herein by reference.

(6)
After the Installment Re-Sale Period ends on October 31, 2013, the shareholders are free to sell or otherwise transfer Spring 2011 Technology Acquisition shares and Spring 2011 Investment shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

(7)
If the foregoing number of shares is higher than the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume"), each seller who is a party to the lock-up and installment re-sale agreement may sell up to their pro rata share of the Average Weekly Volume.  The pro rata share of any person under any agreement is the percentage derived by dividing (i) the number of shares that seller owns that are subject to that agreement by (ii) the total number of shares of all persons that are subject to that agreement.  Each separate agreement entitles the parties to that agreement to sell up to the Average Weekly Volume and if a seller has shares restricted under more than one such agreement their pro-rata share is calculated separately for each agreement.  Therefore, for the three agreements described in the table, up to three times the Average Weekly Volume could be re-sold in any month.  See Items 1.01 and 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 for additional information about the 4,010,000 Spring 2011 Technology Acquisition shares, which is incorporated herein by reference.  See Item 2 of Part II of the Quarterly Report on form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission on May 14, 2011 for additional information about the 980,000 Spring 2011Investment shares, which is incorporated herein by reference.  See Item 3.02 of a Current Report on Form 8-Ks filed with the Securities and Exchange Commission on April 20, 2012 and on June 8, 2012 for additional information about the 980,000 Spring 2012 Investment shares which is incorporated herein by reference.

(8)
Officers and employees of the Company entered into agreements in August of 2012 to sell an aggregate of  500,000 shares of the Company's Common Stock to Mr. Guo or his designees for $2.25 per share.  In August of 2012 there was a closing for initial purchases of 50,000 of these shares.  The agreement requires Mr. Guo to purchase the remaining 450,000 shares by November 30, 2012.  Mr. Guo agreed to comply with the existing Lock-up Agreement and Installment Re-Sale Agreements the officers executed when they acquired the shares from the Company in April 2012.  Therefore, this transaction did not result in any shares being released from Lock-up obligations  The officers also agreed not to re-sell additional shares into public markets until July 30, 2013, which resulted in delay of their right to sell remaining Spring 2011 Technology Acquisition Shares they own in installments after expiration of the Lock-up Period.

(9)
We previously registered for re-sale the 1,400,000 Spring 2011 Investment Shares and are in the process of updating that registration statement. On June 29, 2012 we filed a registration statement to cover the re-sale of the 980,000 Spring 2012 Investment Shares.  We expect both the updated registration statement and the new registration statement will become effective during the quarter ending September 30, 2012.

We could be required to pay liquidated damages to the selling stockholders if we fail to maintain the effectiveness of this registration statement.

We could default and accrue liquidated damages under registration rights agreements covering 2,380,000 shares of our common stock owned by the selling stockholders if we fail to maintain the effectiveness of a this registration statement as required in the agreements.  In such case, we would be required to pay monthly liquidated damages as specified in the registration rights agreement.

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

We reported the following sales of unregistered securities during the Quarter ended June 30, 2012 in greater detail in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, which is incorporated herein by reference.

(a) During April and May, 2012, the Company sold Nine Hundred Eighty Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of Two Million Nine Hundred Eighty-Nine Thousand ($2,989,000) Dollars (US) to Mr. Guangwei Guo and seven other investors introduced to the Company by Mr. Guo (the "Investors"). All the Investors are residents of the People's Republic of China.  Mr. Guo is a member of the Company's Board of Directors.  Mr. Guo and other Investors are also affiliated with Future Fuel Limited, with which we entered into a License Agreement.  We reported additional information about this investment (including restrictions on re-sale) in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 and in Item 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012, which we hereby incorporate by reference.  We filed a registration statement covering re-sale of the shares on June 29, 2012.  We expect that registration statement will become effective during the quarter ending September 30, 2012, but re-sale of the shares will be subject to contractual re-sale restrictions described in Item 1A of this Report entitled "Risk Factors."

(b) In separate transactions officers and employees of the Company entered into agreements in August of 2012 to sell an aggregate of 500,000 shares of the Company's Common Stock to Mr. Guo or his designees for $2.25 per share.  In August of 2012 there was a closing for initial purchases of 50,000 of these shares.  The agreement requires Mr. Guo to purchase the remaining 450,000 shares by November 30, 2012.  Officers participated in these re-sales as follows:

Name and Title	Shares Sold August 2012	Purchase Price	Shares to be Sold by November 30, 2012	Purchase Price
Robert Craig	25,000	2.25	190,000	2.25
Song Jin	25,000	2.25	190,000	2.25
Robin Kindle	0		70,000	2.25
Jon Larsen	0		50,000	2.25

The Company will not receive any of the proceeds of re-sales of these shares and did not agree to register for re-sale any of the shares Mr. Guo acquires from our officers

Mr. Guo agreed to comply with the existing Lock-up Agreement and Installment Re-Sale Agreements the officers executed when they acquired the shares from the Company in April 2012.  Terms of these agreements are reported in Item 1A "Risk Factors" of this Report.  The officers also agreed not to re-sell additional shares into public markets until July 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On June 28, 2012 the Company determined that it failed to accrue during the period ended March 31, 2012 Seventy ($70,000) Thousand Dollars of bonus compensation that was paid during the period ended June 30, 2012.  The duly authorized officers of the Company, including its principal executive officer, discussed this matter with the Company's independent registered public accounting firm.  The Company restated is financial statements and on June 29, 2012 filed an amendment to its Form 10-Q for the quarter ended March 31, 2012.

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: August 14, 2012	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.11
Subscription Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.12
Lock-Up And Installment Re-Sales Restriction Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.13
Registration Rights Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

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

10.19	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.20	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 Technology Acquisition Equity Plan.

10.21	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.22	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 Technology Acquisition Equity Plan. .

10.23	Stock Option Award Agreement for 275,000 option shares dated February 12, 2011 for Song Robin Kindle pursuant to 2012 to 2014 Performance Bonus Equity Plan.

10.24	License Agreement effective April 2, 2012 between Next Fuel, Inc. and PT Enviro Energy, an Indonesian limited liability company.

10.25	License Agreement dated as of June 30, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company.

10.26	Amendment No. 1 dated as of April 1, 2012 to License Agreement dated as of June 30, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company.

10.27	Form of Lock-up and Installment Re-Sale Restriction Agreements dated as of March 28, 2012 between the Company and Mr. Guangwei Guo and seven other investors.

10.28	Form of Registration Rights Agreement dated March 28, 2012 between the Company and Mr. Guangwei Guo and seven other investors.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

101	Interactive Data File.*

__________

* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.