Form 10-K
period 2012-09-30
NEXT FUEL, INC.
filed 2012-12-19
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148493

NEXT FUEL, INC.
(Name of registrant in its charter)

NEVADA	32-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 North Main Street Sheridan, Wyoming	82801
(Address of principal executive offices)	(Zip Code)

(307) 674-2145
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☐ No ☒

Revenues for year ended September 30, 2012: $343,229

Aggregate market value of the voting and non-voting equity common stock held by non-affiliates of the registrant as of September 30, 2012, was $10,631,129.

Number of shares of the registrant’s common stock outstanding as of December 1, 2012 was: 10, 972,500

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

We purchased certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology"). Four of the five individuals who developed the acquired technology and intellectual property joined the Company as officers and employees. Our current business is based on the acquired Coal-to-Gas Technology.

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

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy. We will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship, including collaborations with leading research institutes in the United States and other countries.

We are a technology provider and service company that assists owners of natural gas production resources to increase the efficiency of their operations by providing CTG technology and technical support services utilizing our CTG technology. We do not plan to own or develop natural gas production projects, but our revenue stream relies on such owners and developers utilizing our technology to successfully produce and sell natural gas.

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

Our initial focus is to generate methane gas from lignite deposits. Lignite, which is sometimes referred to as "brown coal," generally contains BTU levels between those of peat and subbituminous coal. Lignite also produces greater pollutants than bituminous coal, when burned. We are focusing on customers with lignite deposits first, because lower BTUs and greater pollutants have discouraged development of lignite resources in many areas. The combination of lower BTU levels and greater pollutants has made lignite deposits less valuable that coal deposits. Consequently, we believe owners of lignite deposits are motivated to begin to earn a return from their lignite resources or to increase their return from such resources.

Later, we intend to seek to expand our business into existing coal fields (e.g., subbituminous and lignite) that are already being used to generate Coal Bed Natural Gas (CBNG). Gas production at such BCTG fields typically declines over time. At some point, gas production becomes economically unprofitable. Our CTG Technology can potentially enable owners of coal resources to decrease the rate of decline of their coal to gas resources, revert gas production, and extend the economic viability life of such coal to gas resources. Depleted coal reservoirs could potentially be brought back into long-term, sustainable gas production and biologically active coal seams can be engineered to produce methane.

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

Coal-to-Gas Technology Description

Methane gas is a naturally occurring product that generally is produced by indigenous microorganisms metabolizing water-soluble and biologically-amenable compounds trapped in many coal and other carbonaceous structures. Methane producing processes can stop or substantially decline when nutrients and/or trace elements that are key to sustaining microbial metabolisms and reproduction decline. In other cases, when suitable substrates (e.g., bioavailable carbonaceous compounds) can no longer be accessed by microorganisms, the gas production ceases. Our Coal-to-Gas process re-introduces amendments we have designed and tested to the wide range of microorganisms that exist in the seams of coal and other carbonaceous deposits that originally formed the methane gas extracted from CBNG. Our CTG Technology can rejuvenate, resume, and enhance gas production at an attractively low cost.  Given the steep decline in the price of natural gas in many markets due to substantial production increases and proven reserves in recent years and industry analyst predictions of future increases in both production and reserves, we believe lowering production costs will be an increasingly important competitive factor.

Our proprietary amendments consist of constituents with depolymerizing and structure-altering functions to “condition” coal to release bioavailable constituents, especially from the volatile fractions of coal, for the follow-up pathways for gas production. Our amendments recipe also contains key nutrients, trace vitamins, oxygen scavengers, carbon dioxide, pH adjusters, and other ingredients. Our amendments have been tested and optimized to achieve enhanced and sustainable CBNG production from coal samples collected from both U.S. domestic and international resources, although to date we have focused our initial marketing efforts in International markets.

Although our technology is suitable for a range of carbonaceous deposits, such as coal, lignite and oil shale, we generally compete in what is called the Coal to Gas business. Our technology incorporates biotechnology into energy production to create a renewable and sustainable source of the cleanest burning fossil fuel, natural gas, from lower grade coal via microbial pathways catalyzed by indigenous microorganisms. Our CTG technology enhances naturally occurring processes with environmentally friendly engineering. We believe using our technical approach of relying on and enhancing indigenous native microorganisms in many carbonaceous deposits eliminates many potential issues associated with genetically engineered microbes.  In addition, our amendments recipes, that are an important part of our CTG technology, contain food-grade compounds and regular salts that have been widely used in agriculture for a substantial amount of time, without causing identifiable harm.  We expect this track record of safe use will significantly help us meet many environmental rules and regulations.

Several competitors also inject nutrients, microbes, and other materials to help promote greater microbial activities to produce methane. Each company uses its own recipes for amendments. Since 2001, several members of our team have been testing and improving our own formula. To our knowledge, our team successfully conducted the industry's first field test of such amendments in 2007. Based on both laboratory and field tests, we believe our amendments provide us with a substantial competitive advantage. We intend to deliver our amendments to our project partners (often at production cost) in granular form and dissolve them into the site formation water before injecting them into the coal or other deposits.

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

Our technology mimics nature's creation. We create faster and higher gas producing rate by providing a mechanism to expose large amounts of the coal seam to well-designed amendments until the microorganisms convert the natural bioavailable carbonaceous compounds in the coal seam to natural gas. We inject the amendments to establish self-sustaining, real-time biogenic methane production in coal and other carbon containing matrices.

We circulate our amendments via a low pressure pumping network. We pump relatively low volumes of liquids at relatively low pressure.  In contrast, other gas production methods such as "fracking" pumps much higher volumes of water using much higher pressure.  We believe that utilizing lower volumes of water will provide us with a competitive advantage in dry geographic areas.  The in-situ, biogenic nutrient circulation method maximizes the delivery of the injected nutrients to the coal seam. Next Fuel's pending patent applications regarding this technique are described in this Item under the caption "Intellectual Property Protection."

Business Model and Monetization Strategy and Target Customers

We plan to execute a technical service style business model, in which we help owners of coal, lignite and other carbonaceous deposits increase their revenue.  We do not plan to either own or operate gas development companies, but our revenue stream relies on such owners and developers utilizing our technology to successfully produce and sell natural gas.  Consequently, we assist operators to effectively utilize our technology.

We believe our technical service business model will enable us to deliver our CTG technology to many potential clients in many geographic areas utilizing less manpower, less water and fewer other resources. By focusing more on technical service and implementation and less on actual field operations other than assisting operators to deploy our technology, we seek to maximize the commercial return through technology implementation.  This technology service business model also allows us to devote more of our capital, management and other resources to developing new opportunities, rather than using capital to acquire expensive gas production properties and conduct massive field operations.  Being a technical service provider also allows us to grow and contract as the market changes without being tied to massive fixed costs.  By providing technical services to increase project revenue, instead of becoming a competing producer and operator, we offer a win-win business proposition for gas resource owners and operators.

We plan to use tight quality control over the technology by concentrating on the science and implementation protocols.  At the same time, the operations background of some of our key personnel will provide the needed oversight to help owners and operators of gas projects to successfully start up their operations.

We began generating small amounts of revenue in June 2012, which have grown since then as our licensees have expanded deployment of our technology. The revenue provisions of our initial license agreements are described under "Customers and License Agreements."

We have initially focused on entering into contracts for long-term royalties and similar ongoing payments based on increased production. After we prove our CTG technology's results in commercial volumes, we plan to add revenues from sales of amendments and technical services.

We expect that in the first few years we will begin generating revenue from a new licensee approximately one year after we enter into field demonstration projects.  After successful results with our initial licensees, we expect the lag time between entering into an agreement and revenue generation will decrease significantly because we expect licensees will be willing to commit greater resources as they rely more on positive data from our expanding base of licensees sand less on their own field testing.

We also expect to begin to investigate potential opportunities to utilize our technology to facilitate sequestration and conversion of carbon dioxide, because burning gas produces less carbon dioxide than burning the coal or lignite that produces the gas. Therefore, carbon credits may be a potential source of revenue.  However, for at least the next 2 years, we plan to focus on our CTG technology on projects that generate revenue by assisting our licensees to produce natural gas.

Customers and License Agreements

Exclusive License - China and Mongolia. We entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012) with Future Fuel Limited, a British Virgin Islands limited liability company ("Licensee"), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock.

The Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People's Republic of China and the Republic of Mongolia (the "Licensed Territory"). We did not grant the Licensee any rights outside the Licensed Territory.

The Licensee agreed to pay a license fee of Five Hundred Thousand ($500,000) Dollars (USD), within three months, but the Licensee receives a credit for Four Hundred Thousand ($400,000) Dollars the Licensee previously invested in field tests, which results in a net upfront payment to us of One Hundred Thousand ($100,000) Dollars which was paid to us in June 2012.

In addition, the Licensee agreed to pay an annual fee of a minimum of Thirty Thousand ($30,000) Dollars (USD) per Gas Generating Unit (or GGU) for each year the GGU is capable of producing gas. Each Gas Generating Unit is approximately 40,000 square meters of coal, lignite or other carbonaceous gas producing material of specified thickness in a field where our technology is used. A field could have multiple Gas Generating Units.

One half (50%) of the first payment is due within (20) days after the first production or injection well is drilled on a Gas Generating Unit and one half (50%) is due upon the presence of biogenic methane gas from that Gas Generating Unit. We received a $60,000 payment for four GGUs in June 2012. Thereafter annual Thirty Thousand ($30,000) Dollar (USD) payments are due for the gas producing life of the Gas Generating Unit. We cease to earn payments for a GGU when the GGU ceases being capable of producing gas.

This annual fee for each Gas Generating Unit is fixed for the life of the agreement, which may be perpetual if the Licensee meets certain minimum performance criteria described below and otherwise complies with the Agreement. The Agreement contains no inflation, currency or other adjustment provision and remains a fixed annual fee in US Dollars for each Gas Generating Unit. Therefore, we will bear the risk that inflation or decreases in the value of the U. S. Dollar will erode the value of the payments we receive. Although the fixed fee is not tied to the market price of the gas produced, we expect the volume of gas exploration and drilling will vary depending on the value of the gas being produced.

Our Licensee had 4 Gas Generating Units at September 30, 2012 at 2 locations in the China/Mongolia licensed territory.  This increased to 8 Gas Generating Units at December 1, 2012.

The Licensee has a contractual commitment to add at least fifty (50) new Gas Generating Units in the People's Republic of China during the first year of the Agreement, which would result in a minimum of $1,500,000 of license fees for the first year. Except for this first year commitment, the Licensee's only obligation in later years is to use commercially reasonable efforts to commercialize the technology.

The license has a one year guaranteed term, which ends in March 31, 2013. To continue to extend the term of the license each year after that date, the licensee must add fifty (50) new Gas Generating Unit (GGUs) in China and twenty-five (25) new GGUs in Mongolia. If the Licensee achieves its goal in China, but not in Mongolia, the license for Mongolia would terminate and the license for China would continue. Likewise, if the Licensee achieves its goal in Mongolia, but not in China, the license for China would terminate and the license for Mongolia would continue.  The table below shows the additional annual license fee that would be added to fees for gas-capable GGUs initiated in prior years, if these target numbers of new units required to extend the license term are achieved.

	People's Republic of China		Republic of Mongolia
	# Gas Generating Units	Annual Licensee Fee (USD)	# Gas Generating Units	Annual Licensee Fee (USD)
Annual Required to Maintain License Each Year	50	$1,500,000	25	$750,000

Cumulative Total Required to Eliminate Annual Maintenance Target	1,000	$30,000,000	500	$7,500,000

When the Licensee achieves on a cumulative basis since inception of the agreement one thousand (1,000) GGUs in China or five hundred (500) GGUs in Mongolia the license for that geographic territory becomes perpetual, unless the Licensee fails to use commercially reasonable efforts to commercialize the technology or otherwise breaches the Agreement.

The Licensee bears all costs and expenses of producing natural gas, except that we agreed to provide up to approximately $10,000 of the amendments required to use our technology for each Gas Generating Unit without additional charge to the Licensee. Consequently, we expect our net revenue for each Gas Generating Unit will be approximately Twenty Thousand ($20,000) Dollars. We generally plan to all amendments on a cost plus a percentage basis.

Beginning April 1, 2013, the Licensee is required to pay Fifty Thousand ($50,000) Dollars (USD) for technical support for each new Gas Generating Unit the Licensee opens.

It is impossible for us to predict our future revenues, if any, from this Agreement. The Licensee must acquire gas rights from third parties. Although the Licensee has committed to use commercially reasonable efforts to commercialize our technology in the Licensed Territory, the Licensee can continue to renew the license annually by adding only a small number of new Gas Generating Units each year. After the first year, our only remedy for failure to meet that target is to terminate the license. As Gas Generating Units cease to be capable of producing gas, our annual license fee will be reduced. Our revenue is not directly tied to the price of natural gas, but if natural gas prices fall over the term of this Agreement, which we are unable to predict, the Licensee is likely to reduce the number of Gas Generating Units, which would decrease the licensee fees we earn. Although the Agreement gives us audit rights, we also anticipate difficulty tracking the number of GGUs our Licensee achieves in remote locations.

Non-Exclusive License - Indonesia. We entered into a License Agreement effective April 2, 2012 with PT Enviro Energy, an Indonesian limited liability company ("South Sumatra Licensee").

This Agreement was entered into following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas technology. 13 of the 16 wells included in the field test have produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  We have not yet earned revenue from our Indonesian licensee.

The Agreement, which expires on January 31, 2021, grants the Licensee a non-exclusive right to use our Coal to Gas technology within a defined territory in the southern part of the island of Sumatra within boundaries defined in the license agreement (the "Licensed Territory"). We did not grant the Licensee any rights outside the Licensed Territory.

The South Sumatra Licensee agreed to pay us a royalty of Ten (10%) Percent the gross sale price of all natural gas produced by fields that benefit from use of the licensed technology. The Licensee bears all costs and expenses of producing natural gas.  We agreed to sell the Licensee amendments required to use our technology for 7.5% above our cost to produce the amendments.

It is impossible for us to predict our future revenues, if any, from this Agreement. The South Sumatra Licensee must acquire gas rights from third parties. Although the Licensee has committed to use commercially reasonable efforts to commercialize our technology in the Licensed Territory, the South Sumatra Licensee has made no commitment to us about the size of the gas fields it will acquire or the pace of acquisition and deployment of our technology. Our revenue will also depend on the price of natural gas over the term of this Agreement, which we are unable to predict. The government of Indonesia currently regulates the price of natural gas. Therefore, natural gas prices for purposes of our revenue may be lower than world market prices. Although the Agreement gives us audit rights, we also anticipate difficulty tracking the volume of gas our South Sumatra Licensee produces in remote locations.

Field Test Agreement – India.  On November 8, 2012, we entered into a field test agreement with a gas development company in India.  In the field test agreement, which expires on October 1, 2013, unless extended by mutual agreement, we and our licensee agreed not to work with another company to implement BCTG technology to produce biogenetic coal bed natural gas (BCBNG) in India.

Next Fuel will provide amendments and technology assistance for a field test.

If the field test achieves production of more than 20 million cubic feet per day (the "Target Test Results"), the field tests will expand to other test wells.  Either party can terminate the exclusivity provision if they fail to enter into a long-term commercial agreement within sixty days after achieving the Target Test Results.

We expect to begin implementation on this project within the next three months.  Prior to the field work, NXFI will work with its partner to confirm the coal is ameanable to the technology and help in the field design.

Competitors

A few companies, including Luca Technologies in Golden, Colorado, utilize amendments and/or microbes to stimulate production of natural gas by microorganisms in the ground. We explain above in "Coal-to-Gas Technology Description" how we believe our CTG technology works compared to other competitors.

Beyond this small number of potential competitors who utilize similar technology is the huge natural gas marketplace that consists of thousands of companies worldwide, many of which are much larger and have greater capital and other resources than we have.

See Item 1A "Risk Factors" of this Report for information about the risks competitors pose to our business.

Acquisitions of Two New Technologies

In February 2012, Next Fuel acquired the rights to two new technologies from individual inventors (LPV Technology and CTP Technology described below). Both technologies are early-stage and will require further development before we understand their full commercial potential. Provisional U. S. patent applications were filed for each.

Low Energy-input Pervaporation (LPV) Technology

The LPV Technology we acquired brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including Frack drilling. We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil & gas operations. This new technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations. If the Government continues to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies are likely to increase. The technology is currently being evaluated in a lab scale prototype and all indications are that it should be ready for field trials in the first quarter of 2013.  We are currently negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.  Although no agreement has been reached, we expect that any agreements would call for the licensee to pay us a fixed license fee and a royalty percentage of revenue generated by the licensee using the technology.  There can be no assurance field tests will be successful or that we will enter into a license agreement or generate license revenues.

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

Intellectual Property Protection

In addition to the patent applications related to the technologies described under "Acquisition of Two Technologies," we have acquired two pending patents in the United States and China whose claims cover in-situ, biogenic nutrient circulation methods.

These applications relate to our current core business.

The patent review and award process is lengthy and is subject to many factors outside our control. There is, therefore, no assurance that our patent applications will result in issuance of any patents or of the scope of any claims of any patents that might issue.

Many participants in the energy business have numerous patents. Although, to our knowledge, our CTG technology does not infringe any patents, we have not conducted an exhaustive search of relevant patents given our limited resources. There can be no assurance that our technology does not infringe the patents of other energy industry participants.

The recipes of amendments we inject to foster the biogenic process by microorganisms are trade secrets that we developed from the technical know-how of our personnel. Although the macro components of amendments each company in our industry injects into the ground may be similar, the proprietary ingredients and their dosages can substantially affect the rates of CBNG production.

See Item 1A "Risk Factors" of this Report for a discussion of risks to our business related to intellectual property.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy. We will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship, including collaboration with leading research institutes in the United States and other countries.

Management

Our management team is led by individuals who have experience building both domestic and international business relationships.  With the uncertainty in U. S. domestic regulations on biogenic coal bed gas, we have initially focused on signing field test a license agreements with gas owners, operators and partners in Asia so that we can achieve the shortest path to generating revenue.  We will continue working on domestic U.S. contacts with the expectation that local regulations will become more favorable over time.  Our implementation team is led by professionals with decades of experienced in R&D and putting technology to work to produce results.  See Item 1A "Risk Factors" of this Report related to our management.

At December 1, 2012, we employed seven people and have identified prospective employees in the USA and Asia where we expect to both have projects with customers and to produce the amendments we will inject into carbonaceous deposits to implement our CTG technology. We currently outsource much of our accounting and other administrative functions, but we expect to employ additional staff for administrative functions.

Environmental

Many environmental laws, rules and regulations cover the energy business in general and the natural gas business in particular.  The laws, rules and regulations cover a range of issues, including groundwater, air emissions, and carbon emissions.  Currently the coal bed natural gas ("CBNG") industry, especially biological CBNG, is governed by general environmental laws and not by laws designed specifically for CBNG. Although we believe our CTG Technology is environmentally friendly, in the short-term we believe locations outside the United States will offer a more favorable regulatory environment to introduce our technology and prove its environmental safety. See Item 1A "Risk Factors" of this Report for a discussion of environmental risks to our business.

Leased Property

Our principal office is located at, and our mailing address is, 122 North Main Street, Sheridan, Wyoming 82801 in approximately 2,400 square feet of office, which we lease for $1,750 per month. The lease expires on May 1, 2013.

We also lease warehouse space (at our previous principal office) from one of our officers on a month-to-month basis for $1,118 per month.

We also lease approximately 1,000 square feet of office space in Fort Collins, Colorado from one of our directors on a one year lease starting on April 1, 2012 and expiring March 31, 2013 for $1,160.00 per month. We intend to negotiate longer term leases for rental spaces as our needs become clearer.

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

ITEM 1A RISK FACTORS

The description of our business in Item 1 and in other parts of this Report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below.

You should carefully consider the risk factors listed below, together with all of the other information included in this Report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described below. Risks that we do not know about could arise and issues we now view as minor could become more important. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We have organized these risk factors into the following categories below.

●	our financial condition;
●	our technology and services;
●	our market, customers and partners;
●	our shareholders, officers, directors and employees;
●	regulatory matters that affect our business; and
●	our securities.

I. Risks associated with our financial condition.

If we fail to increase our revenue during the next year, we expect we will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

As of September 30, 2012, we had approximately $3,107,406 in cash and cash equivalents and approximately $108,520 of liabilities. We expect our cash resources will be sufficient to fund operations for the next twelve months, although we will continue to seek capital raising opportunities during that year to fund expanded operations.

If we fail to increase our revenue from licenses, we expect we will need to raise additional capital to accomplish our business plan through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements.

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

If adequate funds are not available, we may be required to reduce, delay or eliminate expenditures for our marketing and R&D development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.

We have only limited operating history that can be used to evaluate an investment in us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We began to conduct our business operations in April 2011 and have only a limited number of license agreements, which have not yet generated enough revenue to fully fund our operations. If we cannot generate more revenue, we may have to alter or delay implementing our plan of operations.

Our license agreements require us to pay expenses before we will generate revenue.

Our license agreements require us to pay expenses before we will generate revenue. Although we have started to generate a small amount of revenue from our licensees, we will depend totally on capital raising to fund our operations until licensees increase commercial operations.

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

Our technology has been tested in only a limited number of small commercial projects. We might not successfully develop and implement our technology in wider scale commercial-scale operations.

Most of our testing has occurred in the laboratory with field testing at only two sites having been conducted and commercial production at only relatively small sites. Wider-scale commercial operations may involve factors of which we are not aware that impede implementation of our technology and that result in lower gas production than we expect based on our limited testing. We may never successfully develop and implement our technology in bigger commercial-scale operations, and as a result, our business, financial condition and results of operations would be materially adversely affected.

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

Industry experts predict substantial growth in natural gas production in the United State and other countries, which has already substantially decreased the price of natural gas in many geographic markets.  Natural gas prices are highly volatile and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the payments we expect to receive from licensees for the natural gas they produce using our Coal-to-Gas Technology. Prices also affect the amount of cash flow available for operating expenses and our ability to borrow money or raise additional capital. Industry experts predict substantial growth in natural gas production in the United States and other countries, which has already substantially decreased the price of natural gas in many geographic markets.  Continued low prices for natural gas or a further significant decline in the prices of natural gas could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

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

As the initial gas fields where our technology is used over time cease to be capable of producing gas, our annual license fee from these fields will be reduced over time. Therefore, our aggregate revenue may decrease over time, if our licensees fail to continue to acquire new gas fields on which to utilize our technology.

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

We depend to a large extent on the performance of our executive officers, Robert H. Craig, our Chief Executive Officer, Mr. Song Jin, our President and Chief Operating Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 1, 2012, we had seven full-time employees. We do not maintain “key person” life insurance policies on any of our employees.  We have entered into employment and other agreements with all full-time employees, which include non-competition, confidentiality and inventions assignments obligations. Such obligations may be difficult or impossible to enforce under applicable laws.

We have limited management and staff and will be dependent upon partnering arrangements.

We had seven full-time employees as of December 1, 2012. We intend to use the services of independent consultants and contractors to perform various professional services, including legal, environmental, book keeping, accounting and tax services. We will also pursue alliances with partners to conduct field operations. Our dependence on third party consultants and service providers and partners creates a number of risks, including but not limited to:

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

At December 1, 2012, Directors and executive officers beneficially owned, in the aggregate, 5,072,000 shares which includes 555,000 shares they can acquire pursuant to outstanding warrants, but does not include 333,000 shares owned by investors who are business associates of one of the members of our Board of Directors or were otherwise introduced to the Company by that Director or 100,000 shares owned by that Director's adult daughter.  At December 1, 2012, the Company had 10, 972, 500 issued shares of Common Stock. If the warrants held by the Company's officers and directors were exercised, the officers and directors would own approximately 44.0% of the 11,527,500 outstanding shares of  555,000 Common Stock.  In addition, the Company's officers and directors have stock options to purchase 2,560,000 shares of Common Stock, of which 86,665 options can be exercised within sixty days after December 1, 2012 and all of which are subject to vesting over time or that vest upon the occurrence of certain events defined in the Company's 2012 Performance Bonus Equity Plan. We have also nominated a shareholder who beneficially owns an additional 1,519,384 of our shares for election to our Board of Directors at our annual meeting of shareholders we expect to hold in February 2013.  This will increase the percentage of our outstanding shares our officers and directors own.  As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, acting together, will have the ability to control our management and affairs.  Accordingly, this concentration of ownership may harm the value of our common stock by: delaying, deferring or preventing a change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

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

During 2011, we received comments from the staff of the Securities and Exchange Commission about prior year disclosures regarding internal controls over financial reporting. We have resolved the comments of the staff. We also recently restated our financial statements for the three months and six months ended March 31, 2012, because our controls did not operate effectively to ensure bonus compensation was accrued in the proper period. We remediated this control by taking steps to ensure compensation other than salary is accrued when the compensation is approved or earned if it is earned or approved prior to actual payment.

Our Chief Executive Officer and Chief Financial Officer also recently determined that our presentation of net loss per share and the weighted average number of shares outstanding in previously issued financial statements was not correctly reported for the financial periods ended December 31, 2010, March 31, 2011, June 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, which we have corrected in Note 10 of Notes to Financial Statements of this Report.

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

At December 1, 2012, 10,972,500 shares of our common stock were issued and outstanding, an additional 575,000 shares may be issued upon the exercise of outstanding warrants and an additional 5,350,000 shares are reserved for issuance pursuant three compensation plans of which a total of 3,220,000 shares are subject to outstanding options and 2,130,000 reserved shares are available for future grants. Addition information about stock options can be found in the Section of this Prospectus called "Executive Compensation."

We have entered into lock-up agreements, which place restrictions on public re-sales of our shares, with our executive officers and investors. These lock-up agreements cover 5,390,000 shares of Common Stock they currently own, as well as 555,000 warrant shares.

We have contractual obligations to register for re-sale 2,380,000 shares of our Common Stock which shares are registered for re-sale under existing registration statements. We expect other investors will require registration rights as well.

These re-sale restrictions and registration obligations are described in Item 12 "Securities Ownership of Certain Beneficial Owners and Management." of this Report and Item 13 "Certain Relationships and Related Transactions" of this Report.

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

Rule 144 became available for the re-sale into the public market of up to 3,681,000 shares of our Common Stock that are not subject to lock-up agreements. This may cause sales of our stock in the public market to increase which may adversely affect the market price of our stock.

Rule 144 has become available for the re-sale into the public market of up to 3,681,000 shares of our Common Stock that are not subject to lock-up agreements, which may cause sales of our stock into the public market to increase. Trading volume of our Common Stock has historically been very low. Any increase in sales in the public market is likely to decrease the market price of our Common Stock.

Contractual prohibitions on the sale of 5,410,000 shares of our Common Stock began to expire on October 31, 2012 after which the shares can be sold in limited amounts each month for one year at which time all re-sale restrictions other than those required by securities laws will terminate. This may cause sales of our stock in the public market to increase which may adversely affect the market price of our stock.

One-year contractual lock-up prohibitions on the re-sale of 5,410,000 shares of our Common Stock will expired on October 31, 2012 after which the shares can be re-sold in limited amounts each month for one year at which time all re-sale restrictions other than those required by securities laws will terminate. This may cause sales of our stock in the public market to increase. Trading volume of our Common Stock has historically been very low. Any increase in sales in the public market is likely to decrease the market price of our Common Stock.

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

		Total Lock-Up	Installment Sales Permitted
	Number of Shares Subject to Agreements	Termination Date for Lock-up Period	Installment Sale Period	Number Shares sellable Each Month During Installment Sale Period	Registration Rights

Spring 2011 Technology Acquisition (1)	4,010,000 (4)	October 31, 2012 (6)	November 1, 2012 to October 31, 2013 (6)(7)	340,850 (8)	None

Spring 2011 Investment (2)	1,400,000	October 31, 2012 (5)	November 1, 2012 to October 31, 2013 (7)	119,000 (8)	Yes (9)

Spring 2012 Investment (3)	980,000	September 30, 2013 (5)	October 1, 2013 to September 30, 2014 (5)	75,650 (8)	Yes (9)

Total	6,390,000			535,500	1,380,000

(1)
 Five persons sold technology to the Company during March of 2011, including Robert Craig, our Chief Executive Officer, Song Jin, our Chief Financial Officer, and two other persons.  See Item 13 "Certain Relationships and Related Transactions, Director Independence" of this Report for additional information about the 4,010,000 Spring 2011 Technology Acquisition Shares.

(2)
Mr. Guangwei Guo, a member of the Company's Board of Directors, and two of his affiliates purchased 1.400,000 shares during April and May of 2011.  See Item 13 "Certain Relationships and Related Transactions, Director Independence" of this Report for additional information about the Spring 2011 Investment Shares.

(3)
Mr. Guangwei Guo, a member of the Company's Board of Directors, purchased 500,000 shares and seven persons introduced to the Company by Mr. Guo purchased an additional 480,000 shares during April and May of 2012.  See Item 13 "Certain Relationships and Related Transactions, Director Independence" of this Report for additional information about the Spring 2012 Investment Shares.

(4)
The 4,010,000 Spring 2011 Technology Acquisition Shares include 3,435,000 outstanding shares and 575,000 shares issuable upon exercise of warrants.  See Item 13 "Certain Relationships and Related Transactions, Director Independence" of this Report for additional information about the 4,010,000 Spring 2011 Technology Acquisition Shares, including warrants.

(5)	See Item 13 "Certain Relationships and Related Transactions, Director Independence" of this Report for additional information about re-sale restrictions.

(6)
In connection with an agreement to sell shares to Mr. Guangwei Guo, Robert Craig, Song Jin, Robin Kindle and Jon Larsen agreed not to sell any of their remaining Spring 2011 Technology Acquisition shares into public markets until July 30, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

(7)
After the Installment Re-Sale Period ends on October 31, 2013, the shareholders are free to sell or otherwise transfer Spring 2011 Technology Acquisition shares and Spring 2011 Investment shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

(8)
If the foregoing number of shares is higher than the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume"), each seller who is a party to the lock-up and installment re-sale agreement may sell up to their pro rata share of the Average Weekly Volume. The pro rata share of any person under any agreement is the percentage derived by dividing (i) the number of shares that seller owns that are subject to that agreement by (ii) the total number of shares of all persons that are subject to that agreement. Each separate agreement entitles the parties to that agreement to sell up to the Average Weekly Volume and if a seller has shares restricted under more than one such agreement their pro-rata share is calculated separately for each agreement. Therefore, for the three agreements described in the table, up to three times the Average Weekly Volume could be re-sold in any month. See Items 1.01 and 3.02 of a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011 for additional information about the 4,010,000 Spring 2011 Technology Acquisition shares, which is incorporated herein by reference. See Item 2 of Part II of the Quarterly Report on form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission on May 14, 2011 for additional information about the 980,000 Spring 2011 Investment shares, which is incorporated herein by reference. See Item 3.02 of a Current Report on Form 8-Ks filed with the Securities and Exchange Commission on April 20, 2012 and on June 8, 2012 for additional information about the 980,000 Spring 2012 Investment shares which is incorporated herein by reference.

(9)	Registration Statement (No. 333-175466 effective date October 28, 2011) registered for re-sale the 1,400,000 Spring 2011 Investment Shares (the "2011 Registration Statement"). Registration Statement (No. 333-182474 effective date September 10, 2012) registered for re-sale the 980,000 Spring 2012 Investment Shares (the "2012 Registration Statement"). The 2012 Registration Statement was also a Post-Effective Amendment to the 2011 Registration Statement.

We could be required to pay liquidated damages to stockholders who have registration rights if we fail to maintain the effectiveness of any registration statement that covers resale of their shares.

We could default and accrue liquidated damages under registration rights agreements covering 2,380,000 shares of our common stock owned by stockholders who have entered into registration rights agreement if we fail to maintain the effectiveness of the registration statements that cover re-sales of their shares as required in their registration rights agreements. In such case, we would be required to pay monthly liquidated damages as specified in the registration rights agreements.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Report constitutes forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this Report, particularly in Item 1A “Risk Factors.” You can identify these statements by forward-looking words such as “might,” “expect,” "plan," “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully, because they:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We incorporate by reference the information included in Item 1 "Business – Leased Properties" of this Report.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") on June 11, 2008 under the trading symbol "CLLL." On May 21, 2009, we changed our name to Next Fuel, Inc. We then changed our trading symbol to "NXFI."

The following table shows the high and low reported sales prices of our common stock for the periods indicated. Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

Period	High	Low

FY 2012
Fourth Quarter (7/1/2012 – 9/30/2012)	$3.50	$2.45
Third Quarter (4/1/2012 - 6/30/2012)	$5.00	$3.25
Second Quarter (1/1.2012 - 3/31.2012)	$5.05	$3.98
First Quarter (10.1/2011 - 12/31.2012)	$4.35	$2.95
FY 2011
Fourth Quarter (7/1/2011 - 9/30/2011)	$5.20	$3.50
Third Quarter (4/1/2011 - 6/30/2011)	$5.50	$4.40
Second Quarter (1/1/2011 - 3/31/2011)	$5.00	$3.10
First Quarter (10/1/2010 - 12/31/2011)	$3.30	$2.00
FY 2010
Fourth Quarter (7/1/2010 - 9/30/2010)	$3.30	$3.10
Third Quarter (4/1/2010 - 6/30/2010)	$3.20	$2.01
Second Quarter (1/1/2010 - 3/31/2010)	$3.15	$2.75
First Quarter (10/1/2009 - 12/31/2010)	$3.15	$2.85
________________

On December 1, 2012, there were approximately 87 owners of record of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of our business.

Warrants to purchase 575,000 shares of our common stock were outstanding on December 1, 2012. We have reserved 5,350,000 shares of Common Stock pursuant to three compensation plans of which options to purchase 3,720,000 shares were outstanding at December 1, 2012 and 1,630,000 reserved shares are available for future grants. Additional information about stock options can be found in the Item 11 "Executive Compensation" of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this discussion. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Factors that might cause such a difference include, but are not limited to, those set forth in Item 1A  "Risk Factors" of this Report and elsewhere in this report.

Recent Events

Recent events you should be aware of about our business include the following events:

●
China and Inner Mongolia Exclusive License

We entered into an exclusive license for the People's Republic of China and Mongolia in March 2012, with a related party.  In June 2012, we received our first revenue from our licensee for China. Our licensee had 4 Gas Generating Units at September 30, 2012 at 2 locations in the China/Mongolia licensed territory.  This increased to 8 Gas Generating Units at December 1, 2012.  We will earn an additional $30,000 per year for the production life of each of these initial Gas Generating Units. We cannot predict the production life of each Gas Generating Unit or how many Gas Generating Units our licensee will drill. See Item 1 "Business - Customers and License Agreements" below for additional information about the terms of this license agreement.

●
Indonesia Non-Exclusive License

We entered into a non-exclusive license for part of the island of Sumatra in Indonesia. This Agreement was entered into following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas technology. 13 of the 16 wells included in the field test have produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  We have not yet earned revenue from our Indonesian licensee. For additional information, see Item 1 "Business - Customers and License Agreements" of this Report.

●	India Field Test Agreement

On November 8, 2012, we entered into a field test agreement with a gas development company in India.  In the field test agreement, which expires on October 1, 2013, unless extended by mutual agreement, we and our licensee agreed not to work with another company to implement BCTG technology to produce biogenetic coal bed natural gas (BCBNG) in India.  For additional information, see Item 1 "-Business - Customers and License Agreements" of this Report.

See Item 1A "Risk Factors" in this Report, for factors that could cause actual results to differ from the forward looking statements we have made about our agreements and possible future agreements and revenue.

Plan of Operation

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report. Most of the expense we incurred during this period related to acquisition activities. Since March 31, 2011, we have focused our operations on the businesses related to agreements with natural gas developers in China, Inner Mongolia, Indonesia and India described above under "Recent Developments."

Results of Operations

Year ended September 30, 2012

For the year ended September 30, 2012, we had $343,229 in revenue. Operating expenses for the year ended September 30, 2012 totaled $2,488,886. During the year ended September 30, 2012, net interest income totaled $4,481. This resulted in a net loss of $2,347,563 during the year ended September 30, 2012. Operating expenses for the year ended September 30, 2012 included $68,844 for research and development costs, $592,505 for professional fees and $842,594 for general and administrative expenses.  Most of these fees and expenses related to financing activities and securities disclosure compliance. Travel to our field test sites also constituted a substantial expense.

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

Capital Resources and Liquidity

As of September 30, 2012, we had $3,107,406 in cash and cash equivalents and $108,520 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We believe we currently have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months. Although we began generating operating revenue from a licensee during June 2012 (See "Recent Events" above), we also expect our operating expenses to increase before our revenues increase. Therefore, we will continue to depend on sales of capital stock until we generate sufficient revenue.

Cash flows for Years Ended September 30, 2012 and 2011

Net cash used in operating activities during the year ended September 30, 2012 was $2,064,577, compared to $941,851 used in the year ended September 30, 2011. Net cash flow used in investing activities during the year ended September 30, 2012 was $19,944, attributable to the purchase of fixed assets, compared to $5,409 for the year ending September 30, 2011. Financing activities during the year ended September 30, 2012 provided $3,074,000 to us, compared to $3,065,187. The cash provided by financing activities was primarily attributable to the proceeds from issuances of our common stock. The following table summarizes our cash flows for the most two recent fiscal years:

	For the Years Ended September 30,
	2012	2011
Net Cash Used In Operating Activities	$(2,064,577)	(941.851)
Net Cash Used In Investing Activities	$(19,994)	(5,409)
Net Cash Provided by Financing Activities	$3,074,000	3,065,187
Net Increase/ (Decrease) in Cash	$989,429	2,117,927

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and September 30, 2011, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the years ended September 30, 2012 and 2011, respectively, 3,795,000 and 1,000,000 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

The Company adopted the methodologies prescribed by this ASU in the first quarter of fiscal year 2012 and it did not have a material effect on its financial position or results of operations.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXT FUEL, INC.

FINANCIAL STATEMENTS
CONTENTS

PAGE	37-38	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	39	BALANCE SHEETS AS OF SEPTEMBER 30, 2012 AND 2011

PAGE	40	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

PAGE	41	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 1, 2010 TO SEPTEMBER 30, 2012

PAGE	42	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

PAGE	43 – 63	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Next Fuel, Inc.

We have audited the accompanying balance sheet of Next Fuel, Inc. as of September 30, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Fuel, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

/s/ Hein & Associates LLP
Denver, Colorado
December 19, 2012

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

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
December 22, 2011

1500 Gateway Boulevard, Suite 202 ● Boynton Beach, FL  33426
Telephone: (561) 752-1721 ● Fax: (561) 734-8562
www.cpawebb.com

Next Fuel, Inc.
Balance Sheets

ASSETS

	September 30, 2012	September 30, 2011
Current Assets
Cash	$3,107,406	$2,117,927
Accounts Receivable, net of allowance for doubtful accounts	96,944	-
Employee Advances	-	5,583
Prepaid Expenses	31,462	28,873
Total Current Assets	3,235,812	2,152,383

Equipment, net	23,204	6,470
Intangibles (Note 2(B))	-	-

Total Assets	$3,259,016	$2,158,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$53,588	$167,776
Accounts payable - related party	4,932	-
Deferred Revenue	50,000	40,000
Total Liabilities	108,520	207,776

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,972,500 and 12,052,500 issued, and 10,972,500 and 9,552,500 outstanding	1,098	1,206
Additional paid-in capital	25,091,018	21,636,928
Less: Treasury stock; 0 and 2,500,000, respectively	-	(93,000)
Accumulated deficit	(21,941,620)	(19,594,057)
Total Stockholders' Equity	3,150,496	1,951,077

Total Liabilities and Stockholders' Equity	$3,259,016	$2,158,853

See accompanying notes to financial statements

Next Fuel, Inc.
Statements of Operations

	For the Year Ended September 30,
	2012	2011

Sales	$193,229	$11,490
Contract Income	60,000	-
License Fee Income	50,000	-
Consulting Income	40,000	-
Total Revenues	343,229	11,490

Cost of Goods Sold	(206,327)	(69,940)

Gross Profit	136,902	(58,450)

Operating Expenses
Professional fees	$592,505	$713,883
Research and development costs	68,844	17,649,999
Contribution Expense	100	100,000
Salary Expense	984,843	263,499
General and administrative	842,594	281,698
Total Operating Expenses	2,488,886	19,009,079

Loss from Operations	(2,351,984)	(19,067,529)

Other Expenses
Interest Income	4,481	1,693
Interest Expense	(60)	(64,780)
Total Other Income/(Expense)	4,421	(63,087)

LOSS BEFORE INCOME TAXES	(2,347,563)	(19,130,616)

Provision for Income Taxes	-	-

NET LOSS	$(2,347,563)	$(19,130,616)

Net Loss Per Share - Basic and Diluted	$(0.23)	$(2.76)

Weighted average number of shares outstanding
during the year - Basic and Diluted	10,188,804	6,932,466

See accompanying notes to financial statements

Next Fuel, Inc.
Statement of Changes in Stockholders' Equity
For the period from October 1, 2010 to September 30, 2012

			Additional			Total
	Common Stock		paid-in	Treasury	Accumulated	Stockholder's
	Shares	Amount	capital	Stock	Deficit	Equity

Balance, October 1, 2010	7,037,500	$703	$261,571	$(93,000)	$(463,441)	$(294,167)
				-
Common stock issued for cash	50,000	5	4,995	-	-	5,000

Common stock issued for cash less stock offering costs	50,000	5	95,957	-	-	95,962

Common stock issued for cash	400,000	40	1,199,960	-	-	1,200,000

Common stock issued for cash	1,000,000	100	1,999,875	-	-	1,999,975

Conversion of $50,000 convertible note to 500,000 shares of stock	500,000	50	49,950	-	-	50,000

Benefical conversion of convertible note payable	-	-	50,000	-	-	50,000

Issuance of 3,010,000 shares in exchange for intellectual property	3,010,000	301	13,394,199	-	-	13,394,500

Issuance of 1,000,000 warrants in exchange for intellectual property	-	-	4,250,499	-	-	4,250,499

Common stock issued for services	5,000	2	27,498	-	-	27,500

Value of service provided for the acquisition of intellectual property	-	-	287,000	-	-	287,000

In kind contribution of interest	-	-	12,824	-	-	12,824

In kind contribution of services	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	(19,130,616)	(19,130,616)

Balance, September 30, 2011	12,052,500	1,206	21,636,928	(93,000)	(19,594,057)	1,951,077

Common stock issued for services	1,000	-	5,500	-	-	5,500

Common stock issued for services	7,000	1	27,999			28,000

Common stock issued for services	7,000	1	23,729			23,730

Issuance of Stock Options			415,752			415,752

Exercise of 425,000 warrants	425,000	42	84,958			85,000

Common stock issued for cash	980,000	98	2,988,902			2,989,000

Cancelation of treasury shares	(2,500,000)	(250)	(92,750)	93,000		-

Net loss for the year ended September 30, 2012	-	-	-	-	(2,347,563)	(2,347,563)

Balance, September 30, 2012	10,972,500	$1,098	$25,091,018	$-	$(21,941,620)	$3,150,496

See accompanying notes to financial statements

Next Fuel, Inc.
Statements of Cash Flows

	For the Years Ended September 30,
	2012	2011
Cash Flows Used In Operating Activities:
Net Loss	$(2,347,563)	$(19,130,616)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	57,230	27,500
Common stock issued for intellectual property	-	17,644,999
Beneficial conversion feature in stock conversion	-	50,000
In-kind contribution of services	-	289,600
In-kind contribution of interest	-	12,824
Compensation expense on stock options	415,752	-
Depreciation and amortization expense	3,210	1,312
Impairment of inventory	-	58,935
Changes in operating assets and liabilities:
Increase in accounts receivable	(96,944)	-
Increase in inventory	-	(58,935)
Increase in prepaid expenses	(2,589)	(28,873)
(Decrease) in employee advances	5,583	(5,583)
(Decrease) in accounts payable and accrued expenses	(113,204)	156,986
Increase in accounts payable - related parties	3,948	-
Increase in deferred revenue	10,000	40,000
Net Cash Used In Operating Activities	(2,064,577)	(941,851)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(19,944)	(5,409)
Net Cash Used In Investing Activities	(19,944)	(5,409)

Cash Flows From Financing Activities:
Proceeds from convertible note payabe	-	50,000
Repayments of loan payable	-	(285,750)
Proceeds from issuance of common stock, net of offering costs	3,074,000	3,300,937
Net Cash Provided by Financing Activities	3,074,000	3,065,187

Net Increase in Cash	989,479	2,117,927

Cash at Beginning of Year	2,117,927	-

Cash at End of Year	$3,107,406	$2,117,927

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$1,750

Supplemental disclosure of non-cash investing and financing activities:

Cancelation of treasury shares	$93,000	$-

During the year ended September 30, 2011 the Company converted $50,000 of convertible note payable into 500,000 shares of common stock at a conversion rate of $0.10 per share.  The Company also recongnized a $50,000 benefical conversion feature as an interest expense on the conversion.

See accompanying notes to financial statements

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Next Fuel, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Next Fuel, Inc. is a service-based firm that has developed and will continue to develop and commercialize innovative technologies associated with renewable energy, such as unconventional natural gas production from lower grade coal, lignite, oil shale and other carbonaceous deposits.  We refer to this generally as CTG Technology.

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

In 2011, our financial statements were presented as a development stage company. However, in 2012, we entered into an exclusive license agreement in China and Mongolia for the right to use our CTG technology, which resulted in the generation of revenue. Accordingly, we believe that we transitioned from a development stage company to an operating stage company during the fourth quarter of 2012.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period, as well as assumptions used in our multiple element revenue arrangements. Significant estimates include the allowance for doubtful accounts, valuation of inventory, valuation of equity based compensation and valuation of deferred tax assets.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012 and 2011, respectively, the Company had no cash equivalents.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share”.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the years ended September 30, 2012 and 2011 respectively, 575,000, and 1,000,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the years ended September 30, 2012 and 2011 respectively, 3,220,000, and 0, shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

(G) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts. During the years ended September 30, 2012 and 2011, the Company recognized an impairment of $0 and $58,935 in inventory, respectively.

	September 30, 2012	September 30, 2011
Inventory	$-	$58,935
Reserve	$-	$(58,935)
Total	$-	$-

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

(I) Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

The Company has no significant uncertain tax positions as of any date in the years ending September 30, 2012 or 2011, respectively.  The Company’s policy is to recognize accrued interest related to unrecognized tax positions in interest expense, and to recognize tax penalties in operating expense.  As of September 30, 2012 and September 30, 2011, the Company made no provision for interest or penalties related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2007 – 2011) for these jurisdictions.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

	September 30, 2012	September 30, 2011

Expected income tax benefit at the U.S. statutory rate of 34%	$(798,172)	$(6,482,547)
Permanent Differences:
Stock Option Expense	116,892	-
Meals & Entertainment	4,857	5,464
Other	(4,348)	119,112
Effect of change in valuation allowance	680,771	6,357,971

Provision for income taxes	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2012	September 30, 2011

Deferred assets (liabilities):
Tax effect of net operating loss carryforward	$1,719,203	$712,633
Charitable contribution carryforward	34,051	-
Intellectual property/Intangible	5,400,900	5,800,966
Property and equipment	(1,247)	-
Deferred revenue	17,000	-
Stock compensation expense related to NQSO	24,464
Valuation allowance	(7,194,371)	(6,513,599)

Deferred income taxes	$-	$-

As of September 30, 2012 and 2011 the Company has a net operating loss carryforward of $5,056,479 and $2,013,096, respectively, available to offset future taxable income through 2032. The valuation allowance at September 30, 2012 was $7,194,371.  The valuation allowance at September 30, 2011 was $6,513,599. The net change in the valuation allowance for the years ended September 30, 2012 and 2011 was an increase of $680,771 and $6,357,971, respectively.

For the year ended September 30, 2011 a reclassification was made from the net operating loss carryforward to the intellectual property/intangible asset in the amount of $5,800,966. This was the result of properly capitalizing for tax the previously expensed acquired intellectual property. This reclassification did not have any effect on the total deferred tax asset or valuation allowance at September 30, 2011.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of September 30, 2012 and 2011.

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

(M) Concentration of Credit Risk

Although all of the Company's assets are in the United States of America, substantially all of year 2012 revenue was from one related party licensee in the People's Republic of China.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

(O) Reclassification

Certain prior year balances have been reclassified to conform to the current year's presentation. Such classification had no effect on the net loss.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

NOTE 2         EQUIPMENT AND INTANGIBLES

(A)	Equipment

At September 30, 2012 and 2011, equipment is as follows:

	September 30, 2012	September 30, 2011

Computer Equipment	$13,610	$8,818
Furniture & Equipment	15,153	-
Website Costs	1,500	1,500
Less accumulated depreciation
and amortization	(7,059)	(3,848)

	$23,204	$6,470

Depreciation and amortization expense for the years ended September 30, 2012 and 2011 was $3,210 and $1,312 respectively.

(B)	Intangibles

On April 20, 2012, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired with cash (see Note 7).  The intellectual property rights that were acquired were in the form of rights to new technologies and assignment of U.S. Provisional Patent Application No. 61624313 entitled “Transition Metals Enhancement of Biogenic Natural Gas Production”, filed on April 15, 2012.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

On February 12, 2012 and March 28, 2011, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired through the issuance of stock options and minimal cash consideration in February 2012 (see Note 4) and the issuance of shares of the Company’s common stock and stock warrants in March 2011 (see Note 3(C)).  The intellectual property rights that were acquired were in the form of the rights to new technologies.  Provisional patent applications were filed for each.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

Although the company has expensed the costs of these technologies, it is the company’s belief that this intellectual property and associated patent applications may provide growth opportunities for the company in the highly competitive markets associated with oil & gas produced water and carbon dioxide sequestration.  Given the early stage of the two technologies acquired, the company believes they will not make significant contributions to the company's business for several years.

NOTE 3         STOCKHOLDERS’ EQUITY

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

(C) Stock Issued for Services and Intellectual Property

On August 1, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $23,730 ($3.39/share) on the grant date (See Note 6).

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

(E)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

The following table summarizes all warrant grants as of September 30, 2012, and the related changes during the year then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2011	1,000,000	$0.20
Granted	-	-
Exercised	425,000	0.20
Expired	-	-
Balance at September 30, 2012	575,000	$0.20
Warrants Exercisable at September 30, 2012	575,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2011		$0.20

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

The following tables summarize information about stock warrants for the Company as of September 30, 2012 and 2011:

September 30, 2012 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$0.20	575,000	.49	$0.20	575,000	$0.20

September 30, 2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.20	1,000,000	1.49	$0.20	1,000,000	$0.20

(F)  Conversion of Note Payable

During the year ended September 30, 2011, a related party stockholder converted a $50,000 loan into 500,000 shares of common stock.  In addition, the Company recognized a $50,000 beneficial conversion upon the issuance of the note payable (See Notes 5 and 7).

NOTE 4         STOCK OPTIONS

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  As of September 30, 2012, the first performance condition was not achieved and those options have been canceled.  The Company has determined that none of the remaining performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

On November 17, 2011, the Company granted options to employees to purchase 375,000 shares of common stock at an exercise price of $4.25 per share, and 75,000 to an employee at an exercise price of $4.68 per share.  100,000 shares were vested immediately, 116,664 shares will be vested after one year of employment, 116,668 shares will be vested after two years of employment, and 116,668 shares will be vested after three years of employment.

On November 17, 2011, the Company granted an option to a non-employee to purchase 10,000 shares of common stock at an exercise price of $4.25 per share.  3,333 shares will be vested after one year of service, 3,333 shares will be vested after two years of service, and 3,334 shares will be vested after three years of service.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

The Company has valued the above options at their fair value using the Black-Scholes option pricing method.  In addition to the exercise and grant date prices of the option, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following table:

	Fiscal 2012	Fiscal 2012
	Employee	Non-Employee
	Stock Options	Stock Options
Expected term (years)	3.5	10
Expected volatility	57.57%	57.57% - 71.34%
Risk-free interest rate	0.40%	1.96% - 2.03%
Expected dividends	0	0

During the years ended September 30, 2012 and 2011, the Company recognized compensation expense related to stock options of $415,752 and $0, respectively.

For the year ended September 30, 2012, the Company recorded stock-based compensation expense of $173,000 related to vested employee stock options, $156,369 related to unvested employee stock options, $52,165 related to vested non-employee stock options, and $34,218 related to unvested non-employee stock options.   For the year ended September 30, 2011, the Company recorded no stock-based compensation expense.

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

A summary of the Company’s stock option plans as of September 30, 2012, and changes during the year then ended is presented below:

	Year Ended September 30, 2012
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options expired	-	-
Options cancelled	(500,000)	4.09
Options outstanding at September 30, 2012	3,220,000	$4.12
Options exercisable at September 30, 2012	116,666	$4.23

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

Changes in the Company’s unvested options for the year ended September 30, 2012 are summarized as follows:

	Year Ended September 30, 2012
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options vested	(116,666)	4.23
Options cancelled	(500,000)	4.09
Non-vested options at September 30, 2012	3,103,334	$4.12

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	4.13	$4.68	-	$-
4.25	385,000	9.14	4.25	100,000	4.25
4.20	10,000	9.23	4.20	-	-
4.09	2,750,000	9.38	4.09	16,666	4.09
Totals	3,220,000	9.22	$4.12	116,666	$4.23

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

NOTE 6         COMMITMENTS

On August 29, 2012, the Company entered into a six-month consulting agreement to receive investor relations services effective September 1, 2012.  The Company is required to pay $10,000 a month. On March 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 28, 2013, either party may terminate the contract with or without cause without penalty upon 30 days’ written notice.

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

The agreement may be terminated by either party at any time without penalty upon failure by the other party to comply, including, without limitation, failure to comply with securities laws, rules and regulations in the performance of the agreement.  The Company may terminate the agreement without cause prior to February 1, 2013 and agrees to pay all required fees through February 1, 2013.  On February 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 1, 2013, either party may terminate the contract with or without cause without penalty upon 60 days’ written notice.  Through September 30, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $28,000 on the grant date, based on $4.00 per share and 7,000 shares of the Company’s common stock, having a fair value of $23,730 on the grant date, based on $3.39 per share (See Note 3(C)). Subsequent to September 30, 2012, this agreement was terminated.

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

On October 31, 2011, the Company entered into a twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement requires a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 for the remaining term of the agreement.  During the year ended September 30, 2012, the Company has paid the outside consultant $22,000 and no other amounts are due under the terms of the agreement.

On June 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides him with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.  This agreement expired and was renewed on July 1, 2012, providing for annual compensation of $72,450 per year, with annual bonus and salary increases determined by the Company.  All other terms remained unchanged.

On May 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides him with annual compensation of $50,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $54,000 per year.  This agreement expired and a new two year employment agreement was entered into effective May 1, 2012 which provides for annual compensation of $65,000 per year, with annual bonus and salary increases determined by the Company.  All other terms remained unchanged and this new agreement expires on April 30, 2014.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides him with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year.

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
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

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

In addition, the Company would pay a finder's fee equal to 7% of the aggregate amount of equity capital raised for the Company and 4% of the aggregate amount of debt capital raised for the Company from principal funding sources. This agreement was terminated effective October 11, 2011.  Through September 30, 2012, the Company issued 6,000 shares of Company's common stock, having a fair value of $33,000 on the grant date, based on $5.50 per share (See Note 3(C)).

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

NOTE 7         REVENUE AND LICENSE AGREEMENTS

The Company entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012) with Future Fuel Limited, a British Virgin Islands limited liability company ("Licensee"), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock.

The Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People's Republic of China and the Republic of Mongolia (the "Licensed Territory"). We did not grant the Licensee any rights outside the Licensed Territory.

The Licensee agreed to pay a license fee of Five Hundred Thousand ($500,000) Dollars (USD), within three months, but the Licensee receives a credit for Four Hundred Thousand ($400,000) Dollars the Licensee previously invested in field tests, which results in a net upfront payment to us of One Hundred Thousand ($100,000) Dollars which was paid to us in June 2012.

In addition, the Licensee agreed to pay an annual fee of a minimum of Thirty Thousand ($30,000) Dollars (USD) per Gas Generating Unit (or GGU) for each year the GGU is capable of producing gas. Each Gas Generating Unit is approximately 40,000 square meters of coal, lignite or other carbonaceous gas producing material of specified thickness in a field where our technology is used. A field could have multiple Gas Generating Units.

One half (50%) of the first payment is due within (20) days after the first production or injection well is drilled on a Gas Generating Unit and one half (50%) is due upon the presence of biogenic methane gas from that Gas Generating Unit. We received a $60,000 payment for four GGUs in June 2012.

The Company has an accounts receivable from Future Fuel Limited of $96,944 for nutrients sold.

NOTE 8         RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the year ended September 30, 2012, the Company received license fees of $100,000 and contract fees of $60,000 in connection with that license agreement.  As of September 30, 2012, the Company has an accounts receivable from the related party in the amount of $96,944 for nutrients sold to the related party.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND 2011

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  The total paid under this agreement during the year ended September 30, 2012 was $8,840.

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

Starting in June 2011, the Company rents office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party was $13,417 and $5,646 for the years ended September 30, 2012 and 2011, respectively.

NOTE 9         RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  As of September 30, 2012, there have been no employer matching contributions.

NOTE 10       CORRECTION OF PREVIOUSLY REPORTED LOSS PER SHARE

During the year ended September 30, 2012 we determined that our presentation of net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) in previously issued financial statements were not reported correctly.  This was due to the fact that our treasury shares were incorrectly reported as issued and outstanding.  The treasury shares reported as issued and outstanding totaled 2,500,000, and were included in the denominator of our loss per share calculation and in the total reported weighted average shares outstanding.  The correction of this does not result in any change to net loss, the balance sheet or to operations for the year ended September 30, 2011 or for any quarter in that year, or for the fiscal 2012 quarters ended December 31, 2011, March 31, 2012 and June 30, 2012, respectively.  The treasury shares were retired during the year ended September 30, 2012.  The following table represents the changes in net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) for each of the previously described periods, respectively.

	For the Three Months Ended December 31, 2010 (unaudited)
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding (basic and diluted)	7,080,357	4,580,357

	For the Three Months Ended March 31, 2011 (unaudited)		For the Six Months Ended March 31, 2011 (unaudited)
	Previously Stated	Corrected	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(2.51)	$(3.84)	$(2.54)	$(3.90)
Weighted Average Number of Shares Outstanding (basic and diluted)	7,206,167	4,706,167	7,142,914	4,642,914

	For the Three Months Ended June 30, 2011 (unaudited)		For the Nine Months Ended June 30, 2011 (unaudited)
	Previously Stated	Corrected	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.04)	$(0.05)	$(2.17)	$(3.07)
Weighted Average Number of Shares Outstanding (basic and diluted)	11,337,610	8,837,610	8,546,287	6,046,287

	For the Year Ended September 30, 2011
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(2.03)	$(2.76)
Weighted Average Number of Shares Outstanding (basic and diluted)	9,432,466	6,932,466

	For the Three Months Ended December 31, 2011 (unaudited)
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.04)	$(0.05)
Weighted Average Number of Shares Outstanding (basic and diluted)	12,053,346	9,553,346

	For the Three Months Ended March 31, 2012 (unaudited)		For the Six Months Ended March 31, 2012 (unaudited)
	Previously Stated	Corrected	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.06)	$(0.07)	$(0.10)	$(0.12)
Weighted Average Number of Shares Outstanding (basic and diluted)	12,058,222	9,558,222	12,060,154	9,560,154

	For the Three Months Ended June 30, 2012 (unaudited)		For the Nine Months Ended June 30, 2012 (unaudited)
	Previously Stated	Corrected	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	***		$(0.16)	$(0.18)
Weighted Average Number of Shares Outstanding (basic and diluted)			10,868,745	9,924,423

*** - No change for the three months ended June 30, 2012.

NOTE 11       SUBSEQUENT EVENT

The Company has no subsequent events to report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 26, 2012 Next Fuel, Inc. (the "Company") engaged Hein & Associates LLP (located in Denver, Colorado) as the Independent Registered Public Accountant to audit the Company's financial statements for the fiscal year ending September 30, 2012 and any remaining interim periods during that fiscal year.

During the Company’s two most recent fiscal years and any subsequent interim period, the Company did not consult with Hein & Associates LLP or any of its members about the application of accounting principles to any specified transaction completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements or any other matter described in Items 304(a)(2) of Regulation S-K.

During the Company’s fiscal year ended September 30, 2011 and the subsequent interim period ended December 31, 2011, Webb & Company, P. A. served as the Company's Independent Registered Public Accountant.

The engagement effective March 26, 2012 of Hein & Associates LLP as the new Independent Registered Public Accountant for the Company necessarily resulted in the dismissal of Webb & Company, P. A for the fiscal year ending September 30, 2012 and including termination of their engagement to review of the Company’s financial statements for the quarters ending March 31, 2012 and June 30, 2012. The decision to change accountants was approved unanimously by the Company's Board of Directors. The Company does not have an Audit Committee.

During the Registrant’s two most recent fiscal years ended September 30, 2011and the subsequent interim periods through the date of termination, there were no disagreements between the Company and Webb & Company, P. A. concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Webb & Company, P. A.'s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their reports and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Webb & Company, P. A's report dated December 11, 2011 on the Company’s financial statements for the fiscal year ended September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

Webb & Company, P. A's report dated December 7, 2010 on the Company’s financial statements for the fiscal year ended September 30, 2010 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles, except for an uncertainty relating to the Company's ability to continue as a going concern.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our presentation of net loss per share and the weighted average number of shares outstanding in previously issued financial statements for the financial periods ended December 31, 2010, March 31, 2011, June 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012 were not reported correctly,which we have corrected in Note 10 of Notes to Financial Statements of this Report. Our CEO and CFO, based on their evaluation, determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting, was not adequate. The Company also does not have an audit committee to oversee the financial reporting process. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, September 30, 2012 and for the end of the periods covered by such earlier Reports, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules. The Company’s management has addressed the above weakness by starting the process of retaining additional staff and other resources to assist its internal staff with compliance issues.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2012. Based on its evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective for the reasons described under "Evaluation of Disclosure Controls and Procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the remediation efforts described above.

As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting. For example, we received our first license revenue during this year. We will be developing additional financial reporting and internal controls appropriate for a business that earns license revenue, including monitoring revenue generating activities by our licensees.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified.

Directors and Executive Officers

The executive officers and members of the Board of Directors of the Company are as follows:

NAME	POSITION(S)
Robert H. Craig (Age 50)	Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors
Dr. Song Jin (Age 43)	President and Chief Operating, Chief Technology Officer and Member of the Board of Directors
Robin Kindle (Age 59)	Vice President and Chief Financial Officer
Jon Larsen (Age 58)	Vice President of Operations
Guangwei Guo (Age 51)	Member of the Board of Directors

Mr. Robert H. Craig (50 years old) became the CEO of the Company and Chairman of the Company's Board of Directors on March 28, 2011. From January 2003 until December 2010, he was a founder and owner of WYTEX Ventures, LLC, a coal bed methane exploration and production company based in Wyoming. From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of seven bankers. Mr. Craig was awarded a BBA in 1998 and an MBA in 2001 from the University of Houston.

Mr. Song Jin (43 years old) became the President, Chief Operating Officer and Chief Technology Officer of the Company and a member of the Company's Board of Directors on April 1, 2011. From August 2009 until February 2011, he was the Research Director of Ciris Energy Inc. (a natural gas company). From June 2008 until July 2009, he was the Principal Scientist of MWH Americas (a multi-national full-service environmental engineering company). From July 2006 until May 2008, he was the Principal Scientist of Western Research Institute (a non-profit research and development company with focus on development and commercialization of energy and environmental technologies). Since January 2005, Song Jin has been an Adjunct Professor at the University of Wyoming. Mr. Jin received a B.S. degree in Biochemistry from Anhui University (China). He received a M.S. degree in Plant Physiology (plant molecular biology) from the University of Wyoming. He received a Ph.D. degree in Zoology and Physiology (environmental microbiology) from the University of Wyoming.

Mr. Robin Kindle (59 years old) became Vice President and Chief Financial Officer of the Company on March 28, 2011. From January 2003 until December 2010 he was an owner of WYTEX Ventures, LLC and Loral Operating, LLC, both coalbed methane exploration and production companies. Mr. Kindle was the Director of Investor Relations for U.S. Energy Corp. from April 1998 until December 2003. U.S. Energy Corp. is a public company that engages in both oil and gas operations and various other mineral developments. Mr. Kindle was awarded a Bachelor of Science Degree in Biology from the University of Wyoming.

Mr. Jon Larsen (58 years old) became the Vice President of Operations of the Company on March 28, 2011. From March 2005 until March 2011 he was the President of Loral Operating, LLC., a coal bed methane exploration and production company based in Wyoming. From July 2003 until March 2005 Mr. Larsen was the Senior Land Surveyor of P.E. Grosh Construction, Inc. a civil engineering design and construction company. Mr. Larsen has extensive field experience in all aspects of the coal bed methane industry and has several years experience specifically in field operations that utilize coal-to-gas technology.

Mr. Guangwei Guo (51 years old) is the Managing Director of San Ding Jiu Yuan (Beijing) Venture Capital Co. Ltd. (an investment company) since January 2011. He was the General Manager of Ordos Huigu Industrial Design Park Co. Ltd. (an organization with a mission to attract companies with advanced technologies to the city of Ordos) between November 2008 and May 2011. From May 2006 to October 2008, he was the General Manager of Inner Mongolia Lepuweiye Energy Saving Co. Ltd. (a company that focuses on commercialization of technologies with energy-saving benefits in industrial applications). From September 2005 to April 2006, he was the General Manager of Qinghai Soda Industry Co. Ltd. (a manufacturer of various chemicals such as sodium carbonate). Mr. Guo graduated from Inner Mongolia Industrial University (China) with a Bachelor's degree in engineering.

The Board of Directors and Committees Thereof

Our Board of Directors held 2 meetings in the year ended September 30, 2012, and the Board acted by unanimous written consent 6 times during that period. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Director independence

All the current members of our Board of Directors are either officers or major shareholders of the Company or both. Our Board of director follows the standards of independence established under the NASDAQ rules. None of the current Members of our Board of Directors is independent. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining whether any directors are independent.

Committees of the Board of Directors

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
122 North Main Street
Sheridan, WY 82801.

All communications are compiled by the corporate secretary and forwarded to the Board or the individual director(s) accordingly.

Nomination of directors

Our three (3) incumbent directors were appointed pursuant to agreements in which stockholders acquired shares of our stock. We have not received any other director nominations from shareholders.

On December 7, 2012, our Board evaluated two additional candidates to become Board members, which would increase the total number of directors to five (5) if they are elected at the next Annual Meeting of Shareholders which we expect to be held in February 2012.  Both candidates were recommended by current Board members and were nominated by unanimous approval of our three current Board members.  Mr. R. Scott Williams is the beneficial owner of more than five percent (5%) of our outstanding shares.  See Item 12 "Security Ownership of Certain Beneficial Owners and Management" of this Report.  Mr. Paul T. Kostnecki does not own any shares of this Company and has had no prior business relationships or transactions with the Company.

In the event that vacancies on our Board of Directors arise, the Board considers potential candidates for director, which may come to the attention of the Board through current directors, professional executive search firms, stockholders or other persons. The Board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below to our corporate secretary, Next Fuel, Inc., 122 North Main Street, Sheridan, WY 82801 Attention: Corporate Secretary.

Our fiscal year end was September 30, 2012. We held our last meeting of stockholders in February of 2012. We expect we will hold our next annual meeting of stockholders in February of 2013.

The Board will consider properly submitted stockholder nominations received on or before November 15, 2013 for candidates for the Board of Directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board and the material provided by a stockholder to the corporate secretary for consideration of a nominee for director will be forwarded to the Board.  All candidates will be evaluated at meetings of the Board. In evaluating such nominations, the Board will seek to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board of Directors. The Board will consider candidates with excellent decision-making ability, business experience, personal integrity and reputation. The Board does not have a policy regarding diversity of directors.

Code of conduct

Our Board of Directors has adopted a code of conduct that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct codifies the business and ethical principles that govern all aspects of our business. The code of conduct was previously filed as an exhibit to the Form 10K/A filed with the SEC on August 21, 2009. We undertake to provide a copy of our code of conduct to any person, at no charge, upon a written request. All written requests should be directed to Next Fuel, Inc., 122 North Main Street, Sheridan, WY 82801 Attention: Corporate Secretary.

Board leadership structure

The Board’s current leadership structure does not separate the positions of chairman and chief executive officer. The Board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment we face, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that not separating the positions of chairman of the Board and chief executive officer is the appropriate leadership structure at this time. The Board, through the chairman and the chief executive officer, are currently responsible for the strategic direction of our company. The chairman and the chief executive officer is currently responsible for the day to day operation and performance of our company. The Board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The Board’s role in risk oversight

It is management’s responsibility to manage risk and bring to the Board's attention any material risks to the company. The Board has oversight responsibility for our risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Compliance with Section 16(a) of the Exchange Act

During fiscal year 2012, we filed reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934. Therefore, our officers and directors were not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Director Independence

All the members of our Board of Directors are either officers or major shareholders of the Company or both. Our Board of Directors applies the standards of independence established under the NASDAQ rules. None of the Members of our Board of Directors is independent. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining whether any of the directors are independent.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation is reported pursuant to rules applicable to "smaller reporting companies" as provided in Rule 402 (l) of Regulation S-K.

The following table summarizes the compensation paid to certain of our executive officers for the years ended September 30 2012 and September 30, 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Robert H. Craig (3)	2012	$150,000	$74,016	$123,750	$21,373	$369,139
Chief Executive Officer	2011	$70,833	$0	$0	$0	$70,833
Dr. Song Jin, (4)	2012	$150,000	$39,903	$129,750	$12,291	$331,944
President, Chief Operating Officer, Chief Technology Officer	2011	$70,833	0	$0	$0	$70,833
Robin Kindle (5)	2012	$120,000	$38,640	$86,500	$23,557	$269,047
Vice President and Chief Financial Officer	2011	$50,000	$0	$0	$0	$50,000

(1)
Pursuant to SEC rules, the values reported in the Option Award Value Column of the table reflect the aggregate grant date fair value of stock options for each listed officer and director.  We calculate grant date fair value of stock options using the Black-Scholes option pricing model.  The assumptions used to calculate the aggregate grant date fair value of options are described in Note 4 of Notes to Financial Statements for the year ended September 30, 2012 which are included in Item 8 of this Report.  We ascribed an Award Value for options granted under the 2011 Equity Compensation Plan, because these options have vesting provisions that are based on the passage of time.  Options granted under the 2012 Technology Acquisition Plan and options granted under the 2012 Equity Performance Bonus Plan, however, vest only upon the occurrence of specified events.  It is not yet probable that these performance based options will vest.  Accordingly, we have not yet ascribed an Award Value to these performance based options granted under the 2012 Technology Acquisition Plan and the 2012 Equity Performance Bonus Plan.  No value will ever be ascribed to 350,000 of the options granted to the officers named in the Table under the 2012 Equity Performance Bonus Plan that terminated on September 30, 2012 without having vested or been exercised.  We will continue to evaluate when it becomes appropriate to ascribe value to the remaining unexpired options based on when it becomes probable that these options will vest.  For information about the vesting provisions of these performance based options, see "Executive Compensation – 2012 Technology Acquisition Equity Plan" and "Executive Compensation – Next Fuel Three year Goals and 2012 Performance Bonus Equity Plan."

(2)
Other Compensation for each named officer consists of group health insurance premiums paid by the Company for each officer under a plan that is available to all full-time employees of the Company. The Company did not make any stock awards during 2011 or 2012. Stock option awards for each named officer are reported in another table.

(3)
Mr. Craig is employed by us under an employment agreement dated April 1, 2011, under which his currentl annual salary is $150,000. Mr. Craig was not employed by us prior to April 1, 2011. Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 20

(4)
Mr. Jin is employed by us under an employment agreement dated April 1, 2011, under which his current annual salary is $150,000. Mr. Jin was not employed by us prior to April 1, 2011. Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 2011.

(5)
Mr. Kindle is employed by us under an employment agreement dated April 1, 2011, under which his currentl annual salary is $120,000. Mr. Kindle was not employed by us prior to April 1, 2011.  Compensation reported in the table reflects payments pursuant to his employment agreement for the period April 1, 2011 to September 30, 2011.

Except as described below, we have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during either of the two years ended September 30, 2012.

Employment Agreements

The Company has entered into Employment Agreements, effective Apri1 1, 2011, with the following officers: Messrs. Craig, Jin, Kindle and Larsen. Salaries were negotiated as part of the transaction in which the Company acquired technology and intellectual property described elsewhere in this proxy statement. Except for salary differences, the Employment Agreements for all officers are the same. The Employment Agreements call for an initial annual salary of $120,000 for Messrs. Craig, Jin and Kindle and $70,000 for Mr. Larsen.  Effective May 1, 2011, our Board of Directors approved $30,000 salary increases to $150,000 for Robert Craig and Song Jin.

The principal terms of the Employment Agreements include the following terms: The Employment Agreements have a term that ends on March 31, 2013. If the Company terminates employment before March 31, 2013, whether for cause or without cause, the Company is required to pay the officer one year of base salary. The officers are entitled to participate in bonus plans and benefit plans to the extent the Company from time to time initiates such plans. Benefits are payable during the severance period (one year), if the terms of the benefit plans permit.

The Technology Purchase Agreement, which is described under the caption "Certain Relationships and Related Transactions," contains non-competition provisions for each of the above named officers. The non-competition restrictions last until the later of March 31, 2015 or one year after termination of employment.

We have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during the two-year period ended September 30, 2012 or thereafter except as described herein.

2011 Equity Compensation Plan

On November 17, 2011, we granted stock options pursuant to our 2011 Equity Compensation Plan (the "2011 Plan") to the officers in the table as follows: (1) Mr. Robert Craig - five-year options for 75,000 shares of Common Stock with an exercise price of $4.68 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014; (2) Mr. Song Jin - ten-year options for 75,000 shares of Common Stock with an exercise price of $4.25 per share that vest in three equal annual installments on November 17th of 2012, 2013 and 2014; and (3) Mr. Robin Kindle - ten-year options for 50,000 shares of Common Stock with an exercise price of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014.

The 2011 Plan was approved by our Board of Directors on November 17, 2011 and by our shareholders on February 15, 2012. The 2011 plan includes rights of the Company to cause participants to forfeit the benefits of grants made under the 2011 Plan in the event the participants commit any breaches of specified duties to the Company. These provisions are commonly referred to as "claw-back" provisions. "claw-back" triggers specified in the 2011 Plan include: misappropriate or unauthorized disclosure of the Company’s intellectual property; material breaches of contracts; certain willful or reckless failure to comply with Company policies or lawful directives of the Board of Directors of Company officers in material respects; certain willful or reckless falsification of financial information the participant is aware could mislead the Board or potential investors or certain failures to report the same after discovery; certain violations of fiduciary duties, certain unlawful trading in securities of the Company; felony convictions; willful or reckless misconduct that adversely affect the Company; dishonesty, fraud, embezzlement, deceit or other unlawful acts, violations of no-competition, non-solicitation or other covenants.

The 2011 Plan provides that any participant who accepts an award agrees to comply with any plan, policy or other document of the Company approved from time to time by the Board of Directors of the Company to ensure compliance with securities laws, rules and regulations both during the term of employment of participant and for one (1) year thereafter. The Company is authorized to impose stop transfer restrictions to enforce this provision

Next Fuel Three Year Goals and 2012 Performance Bonus Equity Plan

On February 12, 2012, our Board of Directors approved a comprehensive 2012 Performance Bonus Equity Plan (the "2012 Performance Bonus Plan") which reserves options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share. The options cannot be exercised unless the Company achieves key value milestones each year for fiscal years 2012, 2013 and 2014. The options all expire if these value milestones are not achieved within the stated time periods. If the value milestones are achieved within the stated time periods, the option terms will be extended to February 12, 2022, subject to earlier termination upon termination of service by the officer or employee. Options that are associated with a value milestone that is achieved are then subject to vesting in three equal annual installments on the anniversary date of the value milestone being achieved while the officer or employee remains employed. Vesting can be accelerated using a double trigger for acceleration that requires both sale of the Company and termination of employment without cause within six months of the sale. The value milestones that are required to be achieved each fiscal year to prevent termination of the options are based on key strategic objectives our Board of Directors has determined are important to building shareholder value:

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

The Company did not achieve the 2012 Value Milestone by the September 30, 2012 target date and all 500,000 stock options of the officers and other employees related to the 2012 Value Milestone terminated on September 30, 2012.  The terminated options were returned to the Plan and are available to be re-granted in the future.

2012 Technology Acquisition Equity Plan

On February 12, 2012 our Board of Directors approved a 2012 Technology Acquisition Equity Performance Plan (the "2012 Acquisition Plan") which reserves options to purchase 350,000 shares of our Common Stock, of which the Board granted awards of all 350,000 options to two executive officers and a consultant. The options, plus $42,500 off cash, were consideration to inventors to compensate them for services related to assisting the Company to secure patent protection for Company's Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology they assigned to the Company. These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years. 150,000 of these options were granted to our Chief Executive Officer, Mr. Robert Craig and 150,000 of these options were granted to our President, Mr. Song Jin for contributions to the CPV Technology. The options for Messrs. Craig and Jin do not vest unless a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company. The remaining 50,000 stock options were granted to an unrelated inventor who contributed to the LPV Technology. One third of these 50,000 options vested by reason of filing a provisional U. S. patent application for the LPV Technology on January 3, 2012. One third of these stock options will vest upon filing when the Company files a Definitive Patent Application and the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company in such endeavor and one third of the 50,000 stock options will vest when the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company obtain patent protection for the acquired LPV Technology.

Options Vested or Exercised

No options or shares vested during either of the years ended September 30, 2011 or September 30, 2012.  Our officers and directors did not exercise any options during either of these years.

Outstanding Option Grants under the Plans

The following table provides information regarding grants of stock options that remain outstanding at the end of the fiscal year ended September 30, 2012.  No compensation related stock grants were outstanding at that time.  All the grants reported in the table were authorized during the fiscal year ended September 30, 2012 pursuant to Plans described in this Report.

Name	Grant Date	Number shares Underlying Unexercised Options # Exercisable		Number Shares Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards Number Shares Underlying Unexercised Unearned Options		Option Exercise Price	Option Termination Date
Robert Craig CEO & Director	11/17/2011	25,000	(1)	50,000	(1)	--		$4.68	11/17/2016
	02/12/2012	--		--		150,000	(2)	$4.09	02/12/2012
	02/12/2012	--		--		800,000	(3)	$4.09	02/12/2012

Mr. Song Jim President & COO & Director	11/17/2011	25,000	(1)	50,000	(1)	--		$4.25	11/17/2021
	02/12/2012	--		--		150,000	(2)	$4.09	02/12/2022
	02/12/2012	--		--		800,000	(3)	$4.09	02/12/2022

Mr. Robin Kindle VP & CFO	11/17/2011	16,666	(1)	33,334	(1)	--		$4.25	11/17/2021
	02/12/2012	--		--		200,000	(3)	$4.09	02/12/2022

Mr. Jon Larsen VP Operations	11/17/2011	16,666	(1)	33,334	(1)	--		$4.25	11/17/2021
	02/12/2012	--		--		200,000	(3)	$4.09	02/12/2022

Mr. Guangwei Guo Director	11/17/2011	3,333	(1)	6,667	(1)	--		$4.25	11/17/2021

(1)
Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and are subject to time based vesting on November 12, 2012, 2013 and 2014.  Options become exercisable when the options vest.  Options that are shown as vested did not vest until November 17, 2012.

(2)
Options were granted pursuant to 2012 Technology Acquisition Equity Plan (described in the narrative description of our Plans).  These options vest only if a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company.  Options become exercisable when the options vest.  See Item 1 "Business – Acquisitions of Two New Technologies" of this Report for additional information about our CPV Technology.

(3)
Options were granted pursuant to 2012 Equity Performance Bonus Plan (described in the narrative description of our Plans) with half the reported number of options vesting September 30,2013, if the on or before that date Company shall have either (a) achieved greater than thirty (30) million cubic feet per day gas production from at least twenty production pumps or (b) the Company shall have collected at least $1 million (USD) from licensees and other customers (the "2013 Value Milestone") and the other half of the reported options vesting September 30, 2014, if on or before that date the Company shall have both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($0.20) Cents, or (b) the Company's shares shall have been listed /quoted for trading on NASDAQ's Capital market (the "2014 Value Milestone").  Options become exercisable when the options vest.  Shares reported in the Table do not include options that terminated because the target value milestones for the year ended September 30, 2012 were not achieved for: Mr. Craig 100,000 options, Mr. Song Jin 100,000 options, Mr. Kindle 75,000 options and Mr. Larsen 75,000 options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 1, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category

Plans Approved by Our Shareholders
2011 Equity Compensation Plan	470,000	$4.32	530,000

Plans Not Approved by Our Shareholders
2012 Equity Bonus Performance Plan	2,400,000	$4.09	1,600,000
2012 Technology Acquisition Equity Plan	350,000	$4.09	None

Narrative Disclosure of Compensation Policies and Practices as They Relate to Risk Management

We believe our compensation policies and practices for our employees do not create risks that are reasonably likely to have a material adverse effect on the company. We intend to review our compensation policies from time to time to reflect changes in our risk profile. The three equity compensation plans described above include "clawback" provisions that can cause an employee to forfeit option or stock grants even after the grant has vested. The types of actions that can trigger clawbacks include: misappropriate or unauthorized disclosure of the company’s intellectual property; material breaches of contracts; certain willful or reckless failure to comply with company policies or lawful directives of the Board of Directors of company officers in material respects; certain willful or reckless falsification of financial information the participant is aware could mislead the Board or potential investors or certain failures to report the same after discovery; certain violations of fiduciary duties, certain unlawful trading in securities of the company; felony convictions; willful or reckless misconduct that adversely affect the company; dishonesty, fraud, embezzlement, deceit or other unlawful acts, violations of no-competition, non-solicitation or other covenants.

Golden Parachute Compensation

We do not have any type of compensation, whether present, deferred or contingent that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets. Our stock option award grants described above do not include accelerated vesting on account of a sale transaction, except for grants pursuant to the 2012 Performance Equity Plan. We have not reported the value of such options here, because the market price of our shares on September 30, 2012 was less than the $4.09 exercise price of these options. See "Executive Compensation - Next Fuel Three Year Goals and 2012 Performance Equity Plan". We have severance provisions in employment agreements with certain officers as described above, which are triggered by termination of employment, whether in connection with a sale transaction or otherwise. See "Executive Compensation - Employment Agreements."

Director Compensation

Our directors currently receive no cash compensation or other benefits for their service as directors, and none of our directors were compensated for their service as our directors during either of the two years ended September 30, 2012 except that on November 17, 2011, we granted pursuant to our 2011 Equity Compensation Plan to Mr. Guangwei Guo ten-year options (having a termination date at November 17, 2021) for 10,000 shares of Common Stock with an exercise prove of $4.25 per share that vest in three equal annual installments on November 17 of 2012, 2013 and 2014, of which 3,333 shares vested and 6,667 shares remain unvested. The option had a value of $28,700, which we determined as described in footnotes to the Summary Compensation Table for officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 1, 2012 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Next Fuel, Inc., 122 North Main Street, Sheridan, WY 82801.

Security Ownership of Certain Beneficial Owners and Management.

The following table describes, as of December 1, 2012, the beneficial ownership of our Common Stock by each person (other than officers and directors of the Company) known by the Company to beneficially own five (5%) percent or more of our outstanding shares of Common Stock.

Shareholder Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
David S. Callan (3)(4) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,469,180	13.4%

R. Scott Williams (3) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,519,384	13.8%

HWC, LLC c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	981,680	9.0%

Hawk Management L.P. c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	881,680	8.0%

Hawk Opportunity Fund, L.P. (3) 159 North State Street Newtown PA, 18949	881,680	8.0%

________________

(1)
Shares are reported in the table as currently beneficially owned if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 10,972,500 shares of our Common Stock outstanding at December 1, 2012. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
David Callan and Scott Williams are the sole managing members of HWC, LLC. They each beneficially own all securities that HWC, LLC beneficially owns. HWC, LLC is the sole general partner of Hawk Management, L. P. HWC, LLC beneficially owns all securities that Hawk Management, L. P. beneficially owns. Hawk Management L. P. is the sole general partner of Hawk Opportuity Fund, L. P. Hawk Management, L. P. beneficially owns all securities that Hawk Opportunity Fund, L. P. beneficially owns. Collectively, Callan and Williams and these three entities beneficially own 2,016,884 shares of our Common Stock, which constitutes approximately 18.4% of the Company's outstanding shares of Common Stock.

(4)
Includes for Mr. Callan: (i) 362, 500 shares personally owned by Mr. Callan; (ii) 125,000 shares Mr. Callan has the right to acquire from John Cline, a former chief executive officer of the Company; and (iii) 981,680 shares Mr. Callan indirectly beneficially owns by reason of Mr. Callan being a managing member of HWC, LLC.

(5)
Includes for Mr. Williams: (i) 402,704 shares personally owned by Mr. Williams (including shares in an IRA account); (ii) 125,000 shares Mr. Williams has the right to acquire from John Cline, a former chief executive officer of the Company;  (iii) 981,680 shares Mr. Williams indirectly beneficially owns by reason of Mr. Williams being a managing member of HWC, LLC and (iv) 10,000 shares owned by Mr. Williams' wife.  The Board of Diredctors nominated Mr. Williams for election to the Company's Board of Directors at the next annual meeting of shareholders expected in February 2013.

(6)	Includes for HWC, LLC (i) 100,000 shares directly owned by HWC, LLC and (ii) 881,680 shares HWC LLC beneficially owns by reason of being the sole general partner of Hawk Management, L.P.

(7)	All shares reported as beneficially owned by Hawk Management, L. P. are owned by reason of Hawk Management, L. P. being the sole general partner of Hawk Opportunity Fund, L.P.

(8)
Includes for Hawk Opportunity Fund, L. P. (i) 806,680 shares directly owned by Hawk Opportunity Fund, L. P. and (ii) 75,000 shares Hawk Opportunity Fund has the right to acquire from John Cline, a former chief executive officer of the Company.

The following table describes, as of December 1, 2012, the beneficial ownership of our Common Stock by (i) each of our current directors, (ii) each of our executive officers and (iii) all of our current directors and executive officers as a group.

Shareholder	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Robert H. Craig(3)	1,235,000	11.0%
Song Jin (4)	1,235,000	11.0%
Robin Kindle (5)	891,660	8.1%
Jon Larsen (6)	226,666	2.1%
Guangwei Guo (7)	1,570,333	14.3%
All executive officers and directors as a group (five persons) (3) (4)	5,158,669	44.4%

(1)
Shares are reported in the table as currently beneficially owned, if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned, if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 10,972,500 shares of our Common Stock outstanding at December 1, 2012. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
Includes 235,000 shares Mr. Craig has the right to acquire at any time pursuant to a warrant that expires on March 31, 2013. The exercise price of the warrant is Thirty ($0.30) Cents per share.  Also includes 25,000 shares Mr. Craig has the right to acquire at any time pursuant to outstanding vested options.  Does not include 1,000,000 shares subject to outstanding unvested options of Mr. Craig which cannot be exercised within sixty (60) days after December 1, 2012. Includes 30,000 shares Mr. Craig has agreed to sell to Mr. Guangwei Guo, which purchase did not occur as of December 1, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

(4)
Includes 235,000 shares Mr. Song Jin has the right to acquire at any time pursuant to a warrant that expires on March 31, 2013. The exercise price of the warrant is Thirty ($0.30) Cents per share. Also includes 25,000 shares Mr. Song Jin has the right to acquire at any time pursuant to outstanding vested options.   Does not include 1,000,000 shares subject to outstanding unvested options of Mr. Song Jin which cannot be exercised within sixty (60) days after December 1, 2012. Includes 30,000 shares Mr. Jin has agreed to sell to Mr. Guangwei Guo, which purchase did not occur as of December 1, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

(5)
Includes 75,000 shares Mr. Kindle has the right to acquire at any time pursuant to a warrant that expires on March 31, 2013. The exercise price of the warrant is Thirty ($0.30) Cents per share. Also includes 16,666 shares Mr. Kindle has the right to acquire at any time pursuant to outstanding vested options.  Does not include 233,334 shares subject to outstanding unvested options of Mr. Kindle which cannot be exercised within sixty (60) days after December 1, 2012. Includes 20,000 shares Mr. Kindle has agreed to sell to Mr. Guangwei Guo, which purchase did not occur as of December 1, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

(6)
Includes 10,000 shares Mr. Larsen has the right to acquire at any time pursuant to a warrant that expires on March 31, 2013. The exercise price of the warrant is Thirty ($0.30) Cents per share. Also includes 16,666 shares Mr. Larsen has the right to acquire at any time pursuant to outstanding vested options.  Does not include 233,334 shares subject to outstanding unvested options of Mr. Larsen which cannot be exercised within sixty (60) days after December 1, 2012. Includes 20,000 shares Mr. Larsen has agreed to sell to Mr. Guangwei Guo, which purchase did not occur as of December 1, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

(7)
Does not include 813,000 shares of Common Stock owned by business associates of Mr. Guo or 100,000 shares owned by an adult daughter of Mr. Guo, to which Mr. Guo disclaims beneficial ownership.   Does not include 6,667 shares subject to outstanding unvested stock options of Mr. Guo which cannot be exercised within sixty (60) days after December 1, 2012. Includes 3,333 shares Mr. Guo has the right to acquire at any time pursuant to outstanding vested options. Does not include 450,000 shares subject to an agreement for Mr. Guo to purchase shares from four officers of the Company, which purchase did not occur by December 1, 2012.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence" of this Report.

Acquisitions of Shares and Agreements Related to Shares

Mr. Guo and his Affiliates, the officers of the Company, Hawk Opportunity Fund, L. P. and its partners (Callan and William) acquired their shares as described in Item 11 "Executive Compensation" of this Report  and the Item 13 "Certain Relationships and Related Transactions" of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compliance with Section 16(a) of the Exchange Act

During fiscal 2012, our common stock was registered pursuant to Section 15(d) of the Securities Exchange Act of 1934. Therefore, our officers and directors were not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

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

Lease of Offices from Officer. The Company leases offices consisting of approximately 3,000 square feet of office and warehouse space on a month to month basis from Robin Kindle for $1,118 per month.

Lease of Office from Director. The Company also leases approximately 1,000 square feet of office space in Fort Collins, Colorado from Mr. Guangwei Guo one of our directors on a one year lease starting on April 1, 2012 and expiring March 31, 2013 for $1,160.00 per month.

License Agreement. In April 2012, the Company has entered into a License Agreement described in the section of this Report under the heading "Business - Customers and License Agreements with an affiliate of Guangwei Guo, a member of the Board of Directors of the Company. This License Agreement resulted from positive tests conducted pursuant to a prior pilot test agreement and memorandum of understanding with San Ding Jiu Yuan/Future Fuel, which is affiliated with investors that purchased shares of our common stock and Mr. Guo. See Item 1 "Business - Customers and License Agreements" for additional information about this license agreement with a related party.

Issuances of Securities to Acquire Technology and Intellectual Property. In transactions on March 28, 2011, the Company issued Three Million Ten Thousand (3,010,000) shares of Common Stock and a Warrant to purchase an additional One Million shares of Common Stock to five persons (the "Technology Sellers") in connection with the acquisition of certain technology (the "Acquired Technology").

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

Transfers and Exercises of Warrants.

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

Acquisition of Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology.

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

Spring 2011 Sales of Securities

Pursuant to Subscription Agreements dated March 28, 2011 and May 13, 2011, three individuals affiliated with San Ding Jiu Yuan Beijing Venture Investment Company (collectively, "San Ding") purchased One Million shares of Common Stock from the Company for Two ($2.00) Dollars (U.S.) per share for an aggregate amount of Two Million ($2,000,000) Dollars (US). Mr. Guangwei Guo, who purchased a majority of such shares, became a member of the Company's Board of Directors at that time.

In June 2011, Mr. Guangwei Guo purchased an additional Four Hundred Thousand (400,000) shares of Common Stock of the Company for a purchase price of Three ($3.00) Dollars (US) per share in a transaction in which the Company raised One Million Two Hundred Thousand ($1,200,000) Dollars (US).

As a result of these transactions three individuals affiliated with San Ding purchased 1,400,000 shares of our Common Stock. The offer and sales to San Ding and its affiliates were exempt from registration pursuant to Regulation S of the Securities and Exchange Commission.

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

The second time period covered by the San Ding Lock-up Agreement (the "Installment Re-Sale Period") begins immediately after the Lock-up Period and ends on the first anniversary of the beginning of the Installment Re-Sale Period. During the Installment Re Sale Period, San Ding is permitted to sell during any calendar month a number of shares equal to the lower of Eight and One Half (8.5%) of the shares purchased, or its pro rata share of the average weekly reported volume of trading of the Company's shares on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks that ended immediately prior to the beginning of the calendar month during which the sale occurs (the "Average Weekly Volume"). San Ding's pro rata share is determined by dividing (i) the number of shares owned by San Ding, by (ii) the number of shares whose resale is restricted by agreements with San Ding and other investors in the private placement.

After the Installment Re-Sale Period ends on October 31, 2013, San Ding is free to sell or otherwise transfer shares without restriction, except any restrictions imposed by securities laws, rules and regulations.

The Company also entered into a Registration Rights Agreement dated May 13, 2011 with San Ding (the "Registration Rights Agreement"). The Registration Rights Agreement requires the Company to use reasonable commercial efforts to file by July 11, 2011 a registration statement to register for re-sale the shares purchased by San Ding and to use reasonable commercial efforts to cause the registration to become effective within six months after the registration statement is filed. The Registration Rights Agreement includes liquidated damages, if the Company fails to achieve the target dates, because the Company fails to use commercially reasonable efforts. The Registration Rights Agreement contains other provisions common to agreements of this nature. Because the registration statement became effective on October 28, 2011, the Company is no longer subject to this liquidated damages provision.

Spring 2012 Sales of Securities

Pursuant to a Subscription Agreements dated March 26, 2012 and May 25,2012, on April 12, 2012 and May 28, 2012, the Company sold Nine Hundred Eighty Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of Two Million Nine Hundred Eighty-Nine Thousand ($2,989,000) Dollars (US). Mr. Guangwei Guo purchased 500,000 of these shares and seven other individual introduced by Mr. Guo purchased 480,000 of these shares (the "2012 Investors"), all of whom are residents of the People's Republic of China. Mr. Guo is a member of the Company's Board of Directors. In connection with the sale of these 980,000 shares, the Company and the 2012 Investors entered into a Registration Rights Agreement and a Lock-up and Installment Re-Sale Agreement having terms substantially the same as those described in connection with the Spring 2011 Sales of Securities to Mr. Guo and his Affiliates.

Transactions with Hawk Opportunity Fund, L.P. and its General Partners

On February 22, 2011, Hawk Opportunity Fund, L.P. ("Hawk") loaned us Fifty Thousand ($50,000) Dollars to facilitate us negotiating the acquisition of the Acquired Technology described above. On March 28, 2011, when we acquired the Acquired Technology, the $50,000 loan was converted into shares of our Common Stock at a rate of Ten Cents ($0.10) per share for a total of 500,000 shares of Common Stock.

On February 22, 2011 Hawk purchased for Five Thousand ($5,000) Dollars indebtedness we owe to Next Fuel, Inc., a Delaware corporation ("Next Fuel Delaware"), in the amount of Two Hundred Eighty Five Thousand Seven Hundred Fifty ($285,750) Dollars (the "Advance") which was advanced to the Registrant by Next Fuel Delaware in anticipation that Next Fuel Delaware would acquire control of us. On February 22, 2011, we, Hawk and Next Fuel Delaware entered into an agreement whereby we and Next Fuel Delaware terminated our prior agreements and released one another from liabilities other than the Advance purchased by Hawk. The $285,750 Advance purchased by Hawk did not bear interest and was payable upon demand by the holder of the Advance. The $285,750 Advance was repaid in full on June 29, 2011.

In addition, certain shares and options to purchase shares were transferred by to Hawk and Hawk's affiliates by John Cline, who was then our Chief Executive Officer. Such transactions were reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and February 28, 2011 and April 1, 2011.

John Cline, our former President, Chief Executive Officer and member of the Board of Directors, entered into a Stock Resale and Option Agreement dated as of February 22, 2011 (the "Cline Transfer Agreement") pursuant to which he agreed to transfer to David S. Callan ("Callan") and R. Scott Williams ("Williams") and Hawk Opportunity Fund, L.P., a Delaware limited partnership (Callan, Williams and Hawk are referred to collectively as the "Hawk Buyers") all 2,500,000 shares of our Common Stock he owns. Williams and Callan are the sole general partners of Hawk and share control over Hawk’s decisions, including whether to Exercise the Option, resell shares and vote shares Hawk owns.

The terms of the transfer to the Hawk Buyers by Mr. Cline included (i) the immediate sale to Williams of Six Hundred Twenty-Five Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; (i) the immediate sale to Callan of Six Hundred Twenty-Five Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; and (iii) grant to Hawk of a two-year option (the "Option") to purchase an additional One Million Two Hundred Fifty Thousand (1,250,000) shares of Common Stock from Mr. Cline. The exercise price of the Option is (i) Twenty ($0.20) Cents per share, if the Option is exercised before March 1, 2012 and (ii) Thirty ($0.30) Cents per share, if the Option is exercised on or after March 1, 2012 and before March 1, 2013. The Option terminates on the last day of February 2013.

We are a party to the Cline Transfer Agreement only for the purpose of confirming that the Hawk Buyers understand the shares they acquire can be transferred only in compliance with an exemption from registration or a registration statement. We have not agreed to register re-sales of shares by the Hawk Buyers. We will not receive any payments from the Hawk Buyers or Mr. Cline in connection with the transactions contemplated by the Cline Transfer Agreement.

In separate transactions officers and employees of the Company entered into agreements in August of 2012 to sell an aggregate of 500,000 shares of the Company's Common Stock to Mr. Guo or his designees for $2.25 per share.  In August of 2012 there was a closing for initial purchases of 50,000 of these shares. The original agreement requires Mr. Guo to purchase the remaining 450,000 shares at the same price by November 30, 2012. Mr. Guo has not purchased the remaining 450,000 shares covered by this agreement with the four officers, but the parties agreed to amend the purchase agreement to change the purchase price to $1.90 per share. In light of the reduced price, the officers decided to reduce the number of shares they would sell to 100,000 shares. We expect these sales will occur on or before December 31,2012. Officers participated in these re-sales as follows:

Name and Title	Shares Sold August 2012	Purchase Price	Shares to be Sold by December 31, 2012	Purchase Price
Robert Craig	25,000	2.25	30,000	1.90
Song Jin	25,000	2.25	30,000	1.90
Robin Kindle	0		20,000	1.90
Jon Larsen	0		20,000	1.90

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

Audit Fees

For the Company’s fiscal year ended September 30, 2012 and 2011, audit fees were approximately $68,715 and $38,309, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2012 and 2011.

Tax Fees

For the Company’s fiscal year ended September 30, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2012 and 2011.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors. No services were preformed before or without approval.

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

NEXT FUEL, INC.

/s/ Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: December 19, 2012

/s/ Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: December 19, 2012

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.19
Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012.

10.20
Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 Technology Acquisition Equity Plan incorporated by reference from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012.

10.21
Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012.

10.22
Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 Technology Acquisition Equity Plan incorporated by reference from Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012.

10.23
Stock Option Award Agreement for 275,000 option shares dated February 12, 2011 for Robin Kindle pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference from Exhibit 10.23 to the Company's Quarterly Report in Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012.

10.24
License Agreement effective April 2, 2012 between Next Fuel, Inc. and PT Enviro Energy, an Indonesian limited liability company incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012.

10.25
License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012.

10.26
Amendment No. 1 dated as of April 1, 2012 to License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012.

10.27
Lock-up and Installment Re-Sale Restriction Agreements dated as of March 28, 2012 between the Company and Mr. Guangwei Guo incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012.

10.28
Registration Rights Agreement dated March 28, 2012 between the Company and Mr. Guangwei Guo incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012.

10.29
Lock-up and Installment Re-Sale Restriction Agreements dated as of May 25, 2012 between the Company and seven individuals incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 8, 2012.

10.30
Registration Rights Agreement dated May 25, 2012 between the Company and seven individuals incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on June 8, 2012.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101	Interactive Data File

* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.