Form 10-Q
period 2012-12-31
NEXT FUEL, INC.
filed 2013-02-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of February 1, 2013: 10,987,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q
December 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

NEXT FUEL, INC.
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND AS OF SEPTEMBER 30, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2012 TO DECEMBER 31, 2012

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

PAGE	5 – 22	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
Condensed Balance Sheets

ASSETS

	December 31, 2012	September 30, 2012
	(Unaudited)	*
Current Assets
Cash	$2,474,591	$3,107,406
Accounts Receivable, net of allowance for doubtful accounts	56,944	96,944
Inventory, net	43,388	-
Prepaid Expenses	49,096	31,462
Total Current Assets	2,624,019	3,235,812

Equipment, net	22,169	23,204
Intangibles (Note 2(B))	-	-
Security Deposit	75,000	-

Total Assets	$2,721,188	$3,259,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$194,169	$53,588
Accounts payable - related party	862	4,932
Deferred Revenue	25,000	50,000
Total Liabilities	220,031	108,520

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,987,500 and 10,972,500
issued and outstanding, respectively	1,099	1,098
Additional paid-in capital	25,193,050	25,091,018
Accumulated deficit	(22,692,992)	(21,941,620)
Total Stockholders' Equity	2,501,157	3,150,496

Total Liabilities and Stockholders' Equity	$2,721,188	$3,259,016

*	Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2012	2011

Sales	$-	$-
Contract Income	20,000	-
License Fee Income	25,000	-
Consulting Income	-	40,000
Total Revenues	45,000	40,000

Cost of Goods Sold	(77,932)	-

Gross Profit	(32,932)	40,000

Operating Expenses
Professional fees	$190,280	$125,128
Research and development costs	5,444	-
Salary Expense	218,623	280,421
General and administrative	305,283	119,504
Total Operating Expenses	719,630	525,053

Loss from Operations	(752,562)	(485,053)

Other Expenses
Interest Income	1,190	1,046
Interest Expense	-	(54)
Total Other Income/(Expense)	1,190	992

LOSS BEFORE INCOME TAXES	(751,372)	(484,061)

Provision for Income Taxes	-	-

NET LOSS	$(751,372)	$(484,061)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.05)

Weighted average number of shares outstanding during the year - Basic and Diluted	10,974,478	9,553,346

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2012 to December 31, 2012
(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2012	10,972,500	$1,098	$25,091,018	$(21,941,620)	$3,150,496

Share based compensation expense			57,183		57,183

Common stock issued for services	15,000	1	44,849		44,850

Net loss for the three months ended December 31, 2012	-	-	-	(751,372)	(751,372)

Balance, December 31, 2012	10,987,500	$1,099	$25,193,050	$(22,692,992)	$2,501,157

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2012	2011
Cash Flows Used In Operating Activities:
Net Loss	$(751,372)	$(484,061)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	44,850	5,500
Compensation expense on stock options	57,183	127,995
Depreciation and amortization expense	1,571	566
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,000	-
Increase in inventory	(43,388)	-
Increase in prepaid expenses	(17,634)	(2,602)
Decrease in employee advances	-	4,688
Increase (decrease) in accounts payable and accrued expenses	140,581	(59,011)
(Decrease) increase in accounts payable - related parties	(4,070)	2,277
Decrease in deferred revenue	(25,000)	(40,000)
Net Cash Used In Operating Activities	(557,279)	(444,648)

Cash Flows Used in Investing Activities:
Purchase of fixed assets	(536)	-
Security deposit	(75,000)	-
Net Cash Used In Investing Activities	(75,536)	-

Cash Flows From Financing Activities:	-	-

Net Decrease in Cash	(632,815)	(444,648)

Cash at Beginning of Year/Period	3,107,406	2,117,927

Cash at End of Year/Period	$2,474,591	$1,673,279

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$54

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
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

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy, such as novel systems for energy-related water treatment, and processes for carbon dioxide conversion and carbon loop closure, and biological fuel cells.  Collaborations with leading research institutes, such as University of Colorado, University of Wyoming, and Peking University will allow the Company to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012 and September 30, 2012, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the three months ended December 31, 2012 and 2011 respectively, 575,000, and 1,000,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the three months ended December 31, 2012 and 2011 respectively, 3,220,000 and 470,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(E) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment.

(F) Intangible Assets

The Company amortizes intangible assets with a finite life over their life and reviews goodwill and intangible assets for impairment annually or more frequently if impairment indicators arise.  Any other intangible assets deemed to have indefinite lives are not subject to amortization (See Note 2(B)).

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

The Company has no significant uncertain tax positions as of any date in the three months ended December 31, 2012 or the year ending September 30, 2012, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of December 31, 2012.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2009 – 2012) for these jurisdictions.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of December 31, 2012 and September 30, 2012.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

(M) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2012 and the three months ended December 31, 2012 was from one related party licensee in the People’s Republic of China.

(N) Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)   Equipment

At December 31, 2012 and September 30, 2012, equipment is as follows:

	December 31, 2012	September 30, 2012
Computer Equipment	$14,146	$13,610
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(8,630)	(7,059)
	$22,169	$23,204

Depreciation and amortization expense for the three months ended December 31, 2012 and 2011 was $1,571 and $566 respectively.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

On February 12, 2012 and March 28, 2011, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired through the issuance of stock options and minimal cash consideration in February 2012 (see Note 4) and the issuance of shares of the Company’s common stock and stock warrants in March 2011.  The intellectual property rights that were acquired were in the form of the rights to new technologies.  Provisional patent applications were filed for each.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

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

Low Energy-input Pervaporation (LPV) Technology.
The LPV Technology we acquired brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including Frac drilling.  We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil & gas operations.  This new technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations.  If the Government continues to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies are likely to increase.  Although we did not receive any revenue related to the LPV Technology during the previous fiscal year, it could begin producing revenue during this fiscal year.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

(C)  Other Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .05% and a maturity date of November 6, 2014.  As of December 31, 2012, the balance owed on the Company credit cards secured by the Certificate of Deposit was $2,095.

NOTE 3	STOCKHOLDERS’ EQUITY

(A)  Common Stock Issued for Cash

On May 28, 2012, the Company issued 480,000 shares of common stock for $1,464,000 ($3.05/share).

On March 30, 2012, the Company issued 425,000 shares of common stock for $85,000 ($.20/share) for exercise of stock warrants.

On March 26, 2012, the Company entered into a stock subscription agreement for the sale of up to 500,000 shares of common stock in two installments.  On March 27, 2012, the Company sold 100,000 shares of common stock for $305,000 ($3.05/share) as the first installment of the subscription agreement.  On March 30, 2012, the Company sold 400,000 shares of common stock for $1,220,000 ($3.05/share) as the second installment of the subscription agreement.  These transactions closed in April, 2012 and the funds were released at that time.'

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

(B) Stock Issued for Services and Intellectual Property

On December 19, 2012, the Company agreed to issue 15,000 restricted shares of the Company’s common stock, having a fair value of $44,850 ($2.99/share) on the grant date (See Note 5).

On August 1, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $23,730 ($3.39/share) on the grant date (See Note 5).

On May 13, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $28,000 ($4.00/share) on the grant date (See Note 5).

On October 15, 2011, the Company issued 1,000 shares of the Company's common stock, having a fair value of $5,500 ($5.50 per share) on the grant date (See Note 5).

(C) Treasury Shares

During the year ended September 30, 2012, the total of 2,500,000 shares of common stock held in treasury were cancelled.

(D)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

The following table summarizes all warrant grants as of December 31, 2012, and the related changes during the three months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2012	575,000	$0.20
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at December 31, 2012	575,000	$0.20
Warrants Exercisable at December 31, 2012	575,000	$0.20
Weighted Average Fair Value of Warrants Granted During 2012		$0.20

The following tables summarize information about stock warrants for the Company as of December 31, 2012:

December 31, 2012 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.20	575,000	.24	$0.20	575,000	$0.20

NOTE 4        STOCK OPTIONS

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  As of December 31, 2012, the first performance condition was not achieved and those options have been canceled.  The Company has determined that none of the remaining performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)
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

During the three months ended December 31, 2012 and 2011, the Company recognized compensation expense related to stock options of $57,183 and $127,995, respectively.

For the three months ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense of $7,331 and $96,931, respectively, related to vested employee stock options, $37,632 and $29,990, respectively, related to unvested employee stock options, $432 and $0, respectively, related to vested non-employee stock options, and $11,788 and $1,074, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of December 31, 2012, and changes during the three months then ended is presented below:

	Three Months Ended December 31, 2012
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2012	3,220,000	$4.12
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Options outstanding at December 31, 2012	3,220,000	$4.12
Options exercisable at December 31, 2012	239,996	$4.28

Changes in the Company’s unvested options for the three months ended December 31, 2012 are summarized as follows:

	Three Months Ended December 31, 2012
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2012	3,103,334	$4.12
Options granted	-	-
Options vested	123,330	4.34
Options cancelled	-	-
Non-vested options at December 31, 2012	2,980,004	$4.11

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	3.88	$4.68	25,000	$4.68
4.25	385,000	8.88	4.25	194,997	4.25
4.20	10,000	8.98	4.20	3,333	4.20
4.09	2,750,000	9.12	4.09	16,666	4.09
Totals	3,220,000	8.97	$4.12	239,996	$4.28

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

NOTE 5         COMMITMENTS

On December 19, 2012, the Company entered into a nine-month agreement to receive financial advisory and investment banking services.  The Company agreed to pay a non-refundable retainer fee in the form of 15,000 restricted shares of common stock of the Company (See Note 3(B)).  In addition, the Company agreed to pay a financing fee of eight percent (8%) of the gross proceeds upon the closing of any financing with any one or more of the advisors investors. The financing fee shall be four percent (4%) in the case of non-convertible debt financing. Furthermore, upon the first closing, a transaction fee of four percent (4%) of the aggregate consideration of each transaction shall be payable in the same form as the aggregate consideration in such transaction.  The agreement may be terminated by either party upon thirty days written notice.  As of December 31, 2012, no finance or transactions fees have been incurred in connection with this agreement.  The retainer fee was expensed in full during the quarter ended December 31, 2012.

On December 10, 2012, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.50 per hour or a fixed rate of $120 per day depending on the nature of the project.

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

On April 13, 2012, the Company entered into an employment agreement with an employee, with the initial term expiring on October 31, 2012.  The employment agreement provides the employee with monthly compensation of $4,170 per month, with bonus and salary increases to be determined by the Company.  The employee is also entitled to participate in any employee benefit plans in which the employee is eligible to participate.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the one-week period following termination.  Benefits are payable during the one-week period following termination if the benefit plans permit.   This agreement expired and a new one year employment agreement was entered into effective November 1, 2012 with the same terms as the initial agreement.

On March 30, 2012, the Company entered into a one-year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012.  The agreement calls for a monthly rental fee of $1,750.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

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

The agreement may be terminated by either party at any time without penalty upon failure by the other party to comply, including, without limitation, failure to comply with securities laws, rules and regulations in the performance of the agreement.  The Company may terminate the agreement without cause prior to February 1, 2013 and agrees to pay all required fees through February 1, 2013.  On February 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 1, 2013, either party may terminate the contract with or without cause without penalty upon 60 days’ written notice.  Through December 31, 2012, the Company issued 7,000 shares of the Company’s common stock, having a fair value of $28,000 on the grant date, based on $4.00 per share and 7,000 shares of the Company’s common stock, having a fair value of $23,730 on the grant date, based on $3.39 per share (See Note 3(B)). This agreement was terminated in October, 2012, without any further obligation by either party.

On October 31, 2011, the Company entered into an initial twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement required a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 until such time as the agreement is terminated.  This agreement remains in effect as of December 31, 2012.

On June 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides the employee with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.  This agreement expired and was renewed on July 1, 2012, providing for annual compensation of $72,450 per year, with annual bonus and salary increases determined by the Company.  All other terms remained unchanged.

On May 1, 2011, the Company entered into a one-year employment agreement with an employee, with the initial term expiring on May 31, 2012. The employment agreement provides the employee with annual compensation of $50,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for the employee to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the employee the base salary for the two-week period following termination.  Benefits are payable during the two-week period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $54,000 per year.  This agreement expired and a new two year employment agreement was entered into effective May 1, 2012 which provides for annual compensation of $65,000 per year, with annual bonus and salary increases determined by the Company.  All other terms remained unchanged and this new agreement expires on April 30, 2014.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term expiring on March 31, 2013. The employment agreement provides the executive with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

NOTE 6         REVENUE AND LICENSE AGREEMENTS

The Company entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012) with Future Fuel Limited, a British Virgin Islands limited liability company (“Licensee”), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock.

The Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People’s Republic of China and the Republic of Mongolia (the “Licensed Territory”).  We did not grant the Licensee any rights outside the Licensed Territory.

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

One half (50%) of the first payment is due within (20) days after the first production or injection well is drilled on a Gas Generating Unit and one half (50%) is due upon the presence of biogenic methane gas from that Gas Generating Unit.  We received a $60,000 payment for four GGU’s in June 2012 and $60,000 for an additional four GGU’s in December 2012.

The Company has an accounts receivable from Future Fuel Limited of $56,944 for nutrients sold.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

NOTE 7         RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the three months ended December 31, 2012, the Company received contract fees of $60,000 in connection with that license agreement.  As of December 31, 2012, the Company has an accounts receivable from the related party in the amount of $56,944 for nutrients provided to the related party. (See Note 6)

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  The total paid under this agreement during the three months ended December 31, 2012 was $3,480.

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

Starting in June 2011, the Company rents office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party for the three months ended December 31, 2012 and 2011 was $3,354 and $3,354, respectively.

NOTE 8         RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  On January 23, 2013, the Company approved a one time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

NOTE 9         CORRECTION OF PREVIOUSLY REPORTED LOSS PER SHARE

During the year ended September 30, 2012 we determined that our presentation of net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) in previously issued financial statements were not reported correctly.  This was due to the fact that our treasury shares were incorrectly reported as issued and outstanding.  The treasury shares reported as issued and outstanding totaled 2,500,000, and were included in the denominator of our loss per share calculation and in the total reported weighted average shares outstanding.  The correction of this did not result in any change to net loss, the balance sheet or to operations for the year ended September 30, 2012 or for any quarter in that year, or for the fiscal quarter ended December 31, 2012.  The treasury shares were retired during the year ended September 30, 2012.  The following table represents the changes in net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) for the three months ended December 31, 2011.

	For the Three Months Ended December 31, 2011
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.04)	$(0.05)
Weighted Average Number of Shares Outstanding (basic and diluted)	12,053,346	9,553,346

 NOTE 10     SUBSEQUENT EVENTS

On January 23, 2013, the Company granted stock options to employees and non-employees to purchase 520,000 shares of common stock at an exercise price of $1.71 per share.  The options have a term of Ten (10) years.  260,000 shares were vested immediately, 130,000 shares will be vested after one year of employment or service, and 130,000 shares will be vested after two years of employment or service.  The Company expects to incur a material non-cash compensation expense related to these options during the second quarter.

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

Recent Events

Recent events you should be aware of about our business include the following events:

China and Inner Mongolia Exclusive License
We entered into an exclusive license for the People's Republic of China and Mongolia in March 2012, with a related party. In June 2012, we received our first revenue from our licensee for China. Our licensee had 8 Gas Generating Units at February 1, 2013.  We will earn an additional $30,000 per year for the production life of each of these initial Gas Generating Units. We cannot predict the production life of each Gas Generating Unit or how many Gas Generating Units our licensee will drill. See Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012 for additional information about the terms of this license agreement.

Indonesia Non-Exclusive License
We entered into a non-exclusive license for part of the island of Sumatra in Indonesia. This Agreement was entered into following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas technology. 13 of the 16 wells included in the field test have produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves. We have not yet earned revenue from our Indonesian licensee. For additional information, see Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012.

India Field Test Agreement
On November 8, 2012, we entered into a field test agreement with a gas development company in India. In the field test agreement, which expires on October 1, 2013, unless extended by mutual agreement, we and our licensee agreed not to work with another company to implement BCTG technology to produce biogenetic coal bed natural gas (BCBNG) in India. For additional information, see Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012.

Acquisitions Adviser
On December 19, 2013 we retained the investment banking form, J. H. Darbie & Co. to advise us in connection with potential acquisitions and other trasactions. A summary of the economic terms of this Agreement is contained in Note 5 of Notes to Financial Statements in this Report.

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

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted our efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report. Most of the expense we incurred during this period related to acquisition activities. Since March 31, 2011, we have focused our operations on the field tests in Inner Mongolia and Indonesia and India. See "Recent Developments."

Results of Operations

Three Months ended December 31, 2012

For the three months ended December 31, 2012, we had $45,000 in revenue.

Operating expenses for the three months ended December 31, 2012 totaled $719,630. During the three months ended December 31, 2012, net interest income totaled $1,190.

This resulted in a net loss of $751,372 during the three months ended December 31, 2012.

Operating expenses for the three months ended December 31, 2012 included $218,623 for salary expense, $190,280 for professional fees and $305,283 for general and administrative expenses.  Most of the professional  fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months ended December 31, 2011

For the three months ended December 31, 2011, we had $40,000 in revenue.

Operating expenses for the three months ended December 31, 2011 totaled $525,053. During the three months ended December 31, 2011, net interest income totaled $1,046.

This resulted in a net loss of $484,061 during the three months ended December 31, 2011.

Operating expenses for the three months ended December 31, 2011 included $280,421 for salary expense, $125,128 for professional fees and $119,504 for general and administrative expenses. Most of the professional fees and expenses related to litigation expense for litigation that has been settled and financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of December, 2012, we had $2,474,591 in cash and cash equivalents and $220,031 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

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

Cash flows for Three months ended December 31, 2012 and 2011

Net cash used in operating activities during the three months ended December 31, 2012 was $557,279, compared to $444,648 used in the three months ended December 31, 2011. Net cash flow used in investing activities during the three months ended December 31, 2012 was $75,536, attributable to security deposite compared to $0 for the three months ended December 31, 2011. Financing activities during the three months ended December 31, 2012 provided $0 to us, compared to $0 during the three months ended December 31, 2011. The following table summarizes our cash flows for the three months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,
	2012	2011
Net Cash Used In Operating Activities	$(557,279)	$(444,648)
Net Cash Used In Investing Activities	$(75,536)	$0
Net Cash Provided by Financing Activities	$0	$0
Net Increase/ (Decrease) in Cash	$(632,815)	$(444 ,648)

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

(5) Payments for amendments we supply to licensees - These payments will be recognized in accordance with the License Agreement and should be recognized when we deliver the nutrients.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and December 31, 2011, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. For the quarters ended December 31, 2012 and 2011, respectively, 575,000 and 1,000,000 shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive and 3,220,000 and 470,000 shares issuable upon the exercise of stock options were not included in the computation of net loss per share, because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2012 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our CEO and CFO, based on their evaluation, determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting, was not adequate.  The Company also does not have an audit committee to oversee the financial reporting process.  Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, December 31, 2012, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

The Company’s management has addressed weaknesses by starting the process of retaining additional staff and reference resources to assist its internal staff with compliance issues, but the Company has not yet added additional personnel to its internal staff.

 (b) Changes in internal control over financial reporting. During the period covered by this report, except as described above we did not make any changes  in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. See Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012 and of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

You should carefully consider the risk factors listed below and in our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on December 19, 2012, together with all of the other information included in this Report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described below. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We have organized these risk factors into the following categories below.

●	our financial condition;
●	our technology and services;
●	our market, customers and partners;
●	our shareholders, officers, directors and employees;
●	regulatory matters that affect our business; and
●	our securities.

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on December 19, 2012 for detailed discussion of the primary risks associated with our business and our securities. We believe these risks have not materially changed since we filed our Form 10-K on December 19, 2012.

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

On January 23, 2013 the Company granted to officers, directors,employees  and a vendor  stock options to purchase 520,000 shares of Common Stock for an exercise price of $1.71 per share, of which options for 315,000 shares were granted to  officers and directors as follows:  (i) Robert Craig 80,000 shares; (ii)  Song Jin 80,000 shares; (iii) Robin Kindle 75,000 shares, Jon Larson 60,000 shares (v) Guangwei Guo 20,000 shares. The options terminate ten years after the grant date. 260,000 shares granted vested on the grant date and 260,000 shares will vest in two equal annual increments on the first and second anniversaries of the grant date.  Except for options for 45,000 shares granted to non-employees, the options are incentive stock options.  All option award agreements are in standard form as previously filed with the Commission for earlier option grants, except for vesting provisions.

The options grants were exempt from the registration requirements of the Securities Act of 1933 by reason  of Section 4 (2) of that Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
None.
Item 5.	Other Information

On January 23, 2013, the Company increased the compensation of all its employees by 4% including its officers and  awarded stock options to employees, officers and directors as described in Item 2 above.  The current annual base compensation of its chief executive officer and two other most highly compensated executive officers  is as follows effective January 1, 2013:

Name and Office	Annual Base Compensation
Robert Craig chief Executive Officer	$161,460
Song Jin President	$161,460
Robin Kindle Chief Financial Officer	$129,168

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: February 14, 2013	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101	Interactive Data File

* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.