Form 10-Q
period 2013-03-31
NEXT FUEL, INC.
filed 2013-05-15
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 13, 2013: 11,172,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q
March 31, 2013

NEXT FUEL, INC.
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2013 AND AS OF SEPTEMBER 30, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2012 TO MARCH 31, 2013

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

PAGE	5 – 22	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
Condensed Balance Sheets

ASSETS

	March 31, 2013	September 30, 2012
	(Unaudited)	*
Current Assets
Cash	$1,918,294	$3,107,406
Accounts Receivable, net of allowance for doubtful accounts	45,557	96,944
Stock Subscriptions Receivable	55,500	-
Prepaid Expenses	21,180	31,462
Total Current Assets	2,040,531	3,235,812

Equipment, net	22,252	23,204
Intangibles (Note 2(B))	-	-
Security Deposit	75,012	-

Total Assets	$2,137,795	$3,259,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$48,259	$53,588
Accounts payable - related party	3,432	4,932
Deferred Revenue	-	50,000
Total Liabilities	51,691	108,520

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,172,500 and 10,972,500
issued and outstanding, respectively	1,117	1,098
Additional paid-in capital	25,588,373	25,091,018
Accumulated deficit	(23,503,386)	(21,941,620)
Total Stockholders' Equity	2,086,104	3,150,496

Total Liabilities and Stockholders' Equity	$2,137,795	$3,259,016

*	Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Sales	$45,557	$96,285	$45,557	$96,285
Contract Income	-	-	20,000	-
License Fee Income	25,000	-	50,000	-
Consulting Income	-	-	-	40,000
Total Revenues	70,557	96,285	115,557	136,285

Cost of Goods Sold	(43,388)	(75,904)	(121,320)	(75,904)

Gross Profit	27,169	20,381	(5,763)	60,381

Operating Expenses
Professional fees	$134,633	$118,116	$324,913	$243,244
Research and development costs	19,666	42,500	25,110	42,500
Salary Expense	473,719	289,107	692,342	569,528
General and administrative	210,376	246,262	515,658	365,766
Total Operating Expenses	838,394	695,985	1,558,023	1,221,038

Loss from Operations	(811,225)	(675,604)	(1,563,786)	(1,160,657)

Other Expenses
Interest Income	830	641	2,020	1,687
Interest Expense	-	(6)	-	(60)
Total Other Income/(Expense)	830	635	2,020	1,627

LOSS BEFORE INCOME TAXES	(810,395)	(674,969)	(1,561,766)	(1,159,030)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(810,395)	$(674,969)	$(1,561,766)	$(1,159,030)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.07)	$(0.14)	$(0.12)

Weighted average number of shares outstanding
during the year - Basic and Diluted	10,987,500	9,558,222	10,980,953	9,560,154

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2012 to March 31, 2013
(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2012	10,972,500	$1,098	$25,091,018	$(21,941,620)	$3,150,496

Share based compensation expense			397,024		397,024

Common stock issued for services	15,000	1	44,849		44,850

Exercise of warrants	185,000	18	55,482		55,500

Net loss for the six months ended March 31, 2013	-	-	-	(1,561,766)	(1,561,766)

Balance, March 31, 2013	11,172,500	$1,117	$25,588,373	$(23,503,386)	$2,086,104

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2013	2012
Cash Flows Used In Operating Activities:
Net Loss	$(1,561,766)	$(1,159,030)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	44,850	5,500
Compensation expense on stock options	397,024	216,059
Depreciation and amortization expense	3,097	1,148
Impairment of inventory	-	(58,935)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	51,387	(48,142)
Increase in stock subscriptions receivable	(55,500)	-
Decrease in inventory	-	58,935
Decrease in prepaid expenses	10,282	5,938
Decrease in employee advances	-	(3,321)
Decrease in accounts payable and accrued expenses	(5,329)	(61,089)
(Decrease) increase in accounts payable - related parties	(1,500)	2,117
Decrease in deferred revenue	(50,000)	(40,000)
Net Cash Used In Operating Activities	(1,167,455)	(1,080,820)

Cash Flows Used in Investing Activities:
Purchase of fixed assets	(2,145)	(680)
Security deposit	(75,012)	-
Net Cash Used In Investing Activities	(77,157)	(680)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	55,500	85,000
Net Cash Provided By Financing Activities	55,500	85,000

Net Decrease in Cash	(1,189,112)	(996,500)

Cash at Beginning of Year/Period	3,107,406	2,117,927

Cash at End of Year/Period	$1,918,294	$1,121,427

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$60

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013 and September 30, 2012, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the six months ended March 31, 2013 and 2012 respectively, 0 and 575,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the six months ended March 31, 2013 and 2012 respectively, 2,540,000 and 3,720,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

The Company has no significant uncertain tax positions as of any date in the six months ended March 31, 2013 or the year ending September 30, 2012, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of March 31, 2013.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2009 – 2012) for these jurisdictions.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
.
(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of March 31, 2013 and September 30, 2012.

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

(M) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2012 and the six months ended March 31, 2013 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(N) Recent Accounting Pronouncements There are no current pronouncements that affect the Company.

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)	Equipment

At March 31, 2013 and September 30, 2012, equipment is as follows:

	March 31, 2013	September 30, 2012

Computer Equipment	$15,755	$13,610
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500
Less accumulated depreciation
and amortization	(10,156)	(7,059)

	$22,252	$23,204

Depreciation and amortization expense for the six months ended March 31, 2013 and 2012 was $3,097 and $1,148 respectively.

(B)	Intangibles

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
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .05% and a maturity date of November 6, 2014.  Interest earned and accumulated for the six months ended March 31, 2013 was $12.  As of March 31, 2013, the balance owed on the Company credit cards secured by the Certificate of Deposit was $10,114.

NOTE 3	STOCKHOLDERS’ EQUITY

(A)  Common Stock Issued for Cash

On March 31, 2013, the Company issued 185,000 shares of common stock for $55,500 ($.30/share) for exercise of stock warrants.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

(D)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share within the first year and $.30 per share within the second year. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

The following table summarizes all warrant grants as of March 31, 2013, and the related changes during the six months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2012	575,000	$0.20
Granted	-	-
Exercised	(185,000)	$0.30
Expired	(390,000)	$0.30
Balance at March 31, 2013	-	-
Warrants Exercisable at March 31, 2013	-	-

NOTE 4	STOCK OPTIONS

On January 23, 2013, the Company granted options to employees to purchase 475,000 shares of common stock at an exercise price of $1.71 per share.  237,500 shares were vested immediately, 118,750 shares will be vested after one year of employment, and 118,750 shares will be vested after two years of employment.

On January 23, 2013, the Company granted options to non-employees to purchase 45,000 shares of common stock at an exercise price of $1.71 per share.  22,500 shares were vested immediately, 11,250 shares will be vested after one year of service, and 11,250 shares will be vested after two years of service.

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  As of March 31, 2013, the first and second performance conditions were not achieved and those options have been canceled.  The Company has determined that none of the remaining performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

The Company has valued the above options at their fair value using the Black-Scholes option pricing method.  In addition to the exercise and grant date prices of the option, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following table:

	Employee	Non-Employee
	Stock Options	Stock Options
Expected term (years)	3 – 3.5	8.8 - 10
Expected volatility	57.57% - 89.43%	57.57% - 89.43%
Risk-free interest rate	0.37% - 0.40%	1.55% - 2.03%
Expected dividends	0	0

During the six months ended March 31, 2013 and 2012, the Company recognized compensation expense related to stock options of $397,024 and $216,059, respectively.

For the six months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of $251,292 and $96,931, respectively, related to vested employee stock options, $86,783 and $92,015, respectively, related to unvested employee stock options, $33,739 and $19,083, respectively, related to vested non-employee stock options, and $25,210 and $8,030, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

A summary of the Company’s stock option plans as of March 31, 2013, and changes during the six months then ended is presented below:

	Six Months Ended March 31, 2013
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2012	3,220,000	$4.12
Options granted	520,000	1.71
Options expired	-	-
Options cancelled	(1,200,000)	4.09
Options outstanding at March 31, 2013	2,540,000	$3.64
Options exercisable at March 31, 2013	499,996	$2.95

Changes in the Company’s unvested options for the six months ended March 31, 2013 are summarized as follows:

	Six Months Ended March 31, 2013
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2012	3,103,334	$4.12
Options granted	520,000	1.71
Options vested	(383,330)	4.34
Options cancelled	(1,200,000)	4.09
Non-vested options at March 31, 2013	2,040,004	$3.82

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$ 4.68	75,000	3.63	$4.68	25,000	$4.68
4.25	385,000	8.63	4.25	194,997	4.25
4.20	10,000	8.63	4.20	3,333	4.20
4.09	1,550,000	8.87	4.09	16,666	4.09
1.71	520,000	8.63	1.71	260,000	1.71
Totals	2,540,000	8.64	$3.64	499,996	$2.95

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 5	COMMITMENTS

On March 12, 2013, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.00 per hour or a fixed rate of $120 per day depending on the nature of the project.

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013.  The agreement calls for a monthly rental fee of $234.  Lease expense related to this operating lease for the three months and six months ended March 31, 2013 was $0 and $0, respectively.  Future minimum lease payments as of March 31, 2013 are as follows:

Fiscal year ending September 30
2013	$1,403
2014	2,805
2015	2,805
2016	2,805
2017	1,403

$11,221

On December 19, 2012, the Company entered into a nine-month agreement to receive financial advisory and investment banking services.  The Company agreed to pay a non-refundable retainer fee in the form of 15,000 restricted shares of common stock of the Company (See Note 3(B)).  In addition, the Company agreed to pay a financing fee of eight percent (8%) of the gross proceeds upon the closing of any financing with any one or more of the advisors investors. The financing fee shall be four percent (4%) in the case of non-convertible debt financing. Furthermore, upon the first closing, a transaction fee of four percent (4%) of the aggregate consideration of each transaction shall be payable in the same form as the aggregate consideration in such transaction.  The agreement may be terminated by either party upon thirty days written notice.  As of March 31, 2013, no finance or transactions fees have been incurred in connection with this agreement.  The retainer fee was expensed in full during the quarter ended December 31, 2012.

On December 10, 2012, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.50 per hour or a fixed rate of $120 per day depending on the nature of the project.

On August 29, 2012, the Company entered into a six-month consulting agreement to receive investor relations services effective September 1, 2012.  The Company is required to pay $10,000 a month. On March 1, 2013, if the agreement has not been terminated, the contract for services will continue on a month-to-month basis.  After February 28, 2013, either party may terminate the contract with or without cause without penalty upon 30 days’ written notice.  This agreement was terminated effective March 31, 2013.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)
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

On October 31, 2011, the Company entered into an initial twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement required a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 until such time as the agreement is terminated.  This agreement remains in effect as of March 31, 2013.

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
AS OF MARCH 31, 2013
(UNAUDITED

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
AS OF MARCH 31, 2013
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

This License Agreement was amended subsequent to the date of these financial statements (See Note 10).

NOTE 7	RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the six months ended March 31, 2013, the Company received contract fees of $60,000 in connection with that license agreement. (See Notes 6 and 10)

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  The total paid under this agreement during the three months ended March 31, 2013 was $6,960.

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

Starting in June 2011, the Company rented office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party for the six months ended March 31, 2013 and 2012 was $4,472 and $6,708, respectively.  This rental agreement was terminated effective February 15, 2013.

NOTE 8	RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  On January 23, 2013, the Company approved a one time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 9	CORRECTION OF PREVIOUSLY REPORTED LOSS PER SHARE

During the year ended September 30, 2012 we determined that our presentation of net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) in previously issued financial statements were not reported correctly.  This was due to the fact that our treasury shares were incorrectly reported as issued and outstanding.  The treasury shares reported as issued and outstanding totaled 2,500,000, and were included in the denominator of our loss per share calculation and in the total reported weighted average shares outstanding.  The correction of this did not result in any change to net loss, the balance sheet or to operations for the year ended September 30, 2012 or for any quarter in that year, or for the three months or six months ended March 31, 2013.  The treasury shares were retired during the year ended September 30, 2012.  The following table represents the changes in net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) for the three months and six months ended March 31, 2012.

	For the Three Months Ended March 31, 2012
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.06)	$(0.07)
Weighted Average Number of Shares Outstanding (basic and diluted)	12,058,222	9,558,222

	For the Six Months Ended March 31, 2012
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.10)	$(0.12)
Weighted Average Number of Shares Outstanding (basic and diluted)	12,060,154	9,560,154

NOTE 10	SUBSEQUENT EVENTS

On April 23, 2013, the Board of Directors approved the formation of an Audit Committee and a Compensation Committee.  Neither committee has been formally established yet as of the filing of these financial statements.

On May 12, 2013, we amended our March 31, 2012 License Agreement with Future Fuel Limited by delaying the Licensee's obligation to pay the minimum due under rhe terms of the License Agreement until the end of the first year that our technology produces commercial volumes of gas. If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.

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

Recent Events

Recent events you should be aware of about our business include the following events:

LPV System Progress

We recently completed successfully bench testing our new LPV Technology at the University of Wyoming.  Because of these positive results, we have hired an independent professional engineering firm to assist us to construct a larger scale prototype, which we intend to field test during the summer of 2013.  We have also engaged an international filter manufacturer (IKOR Industries, Inc) to manufacture our proprietary filters for us.  If field tests of our larger prototype are positive, we will develop a commercial product and could begin marketing efforts as early as the fourth quarter of calendar year 2013 to natural gas and oil producers to clean waste water from the drilling operations, including frac drilling.

Amendment to China and Inner Mongolia License

On May 12, 2013 we amended our March 31, 2012 License Agreement with Future Fuel Limited, a British Virgin Island limited liability company (Licensee") which gave that Licensee certain exclusive rights to our technology in the People's Republic of China and Inner Mongolia.

Under the terms of the license agreement,  the Licensee agreed to pay us for at least fifty Gas Generating Units for the year ended March 31. 2013, whether or not the Licensee achieved that number of Gas Generating Units.  Fifty Gas Generating Units equals $1,500,000 under the terms of the license agreement.  Our Licensee actually drilled 8 Gas Generating Units for which it paid us $120,000.  Under the terms of the license agreement before this amendment, the Licensee was obligated to pay us an additional $1,380,000 for the year ended March 31, 2013.

The primary change made by this amendment No 2 is to delay the Licensee's obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced  commercial volumes of gas by December 31, 2013, either we our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).

Currently, our technology is producing demonstrable "flare" gas at all three locations it has been utilized in China, Inner Manchuria and Indonesia, but we have not achieved commercial volumes of gas.

This change to our license agreement reduces the cash reserves we would have had if the Licensee had made the minimum payment and may force us to seek to raise additional capital before we had planned.  Until we achieve commercial volumes of gas, we expect it will be difficult for us to raise capital at reasonable prices.  Consequently, we are taking action to assist our Licensee to utilize our technology.

The Licensee is controlled by Mr. Guangwei Guo and his business associates.  Mr. Guo is a member of our Board of Directors and owns a significant number of shares of our common stock.

See Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012 for additional information about the terms of this license agreement.

Indonesia Test Status

To accelerate achieving commercial production volumes, during this quarter we completed follow-up injections of nutrients into 16 production wells.  Casing pressure has increased in the production wells and we are modifying circulation methods to optimize biogenic gas production. For additional information, see Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012.

India Field Test Status

Our licensee in India is preparing to commence testing.  We expect nutrient mixing and injection will begin during the summer of 2013, when the required pumps and other hardware are ready at the test site.  For additional information, see Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012.

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

During the past year we have developed a greater understanding of how drilling and other completion techniques at test sites affect gas production results.   For the remainder of calendar year 2013 we will focus on providing more technical advice to assist our licensees to achieve commercial volumes of gas at our existing test sites.  Because our test sites with licensees for China, India and Indonesia already give us access to large project sites and very big markets, we expect to deemphasize signing transactions with new licensees until we achieve commercial production at existing drilling sites.  Therefore, we expect to increase our expenses for technical support for our existing licensees during this period.  We also expect to increase spending to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations.  Our first LPV prototype is currently under construction and a field test unit is in the design stage and is expected to be deployed by the end of the calender year.

Results of Operations

Three Months and Six Months ended March 31, 2013

For the three months and six months ended March 31, 2013, we had $70,557 and  $115,557 in revenue, respectively.

Operating expenses for the three months and six months ended March 31, 2013 totaled $838,394 and $1,558,023, respectively. During the three months and six months ended March 31, 2013, net interest income totaled $830 and $2,020, respectively.

This resulted in a net loss of $810,395 during the three months ended March 31, 2013 and a net loss of $1,561,766 during the six months ended March 31, 2013.

Operating expenses for the three months ended March 31, 2013 included $473,719 for salary expense, $134,633 for professional fees and $210,376 for general and administrative expenses.  Operating expenses for the six months ended March 31, 2013 included $692,342 for salary expense, $324,913 for professional fees and $515,658 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months and Six Months ended March31, 2012

For the three months and six months ended March 31, 2012, we had $96,285 and  $136,285 in revenue, respectively.

Operating expenses for the three months and six months ended March 31, 2012 totaled $695,985 and $1,221,038, respectively. During the three months and six months ended March 31, 2012, net interest income totaled $635 and $1,627, respectively.

This resulted in a net loss of $674,969 during the three months ended March 31, 2012 and a net loss of $1,159,030 during the six months ended March 31, 2012.

Operating expenses for the three months ended March 31, 2012 included $289,107 for salary expense, $118,116 for professional fees and $246,262 for general and administrative expenses.    Operating expenses for the six months ended March 31, 2012 included $569,528 for salary expense, $243,244 for professional fees and $365,766 for general and administrative expenses Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of March 31, 2013, we had $1,918,294 in cash and cash equivalents and $51,691 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report, we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We believe we currently have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months, unless we encounter unexpected expenses. Although we began generating operating revenue from a licensee during June 2012 (See "Recent Events" above), we also expect our operating expenses to increase before our revenues increase. Therefore, we will continue to depend on sales of capital stock until we generate sufficient revenue.

Cash flows for Sis Months ended March 31, 2013 and 2012

Net cash used in operating activities during the six months ended March 31, 2013 was $1,167,455 compared to $1,080,820 used in the six months ended March 31, 2012. Net cash flow used in investing activities during the six months ended March 31, 2013 was $77,157, attributable to security deposits compared to $680 for the six months ended March 31, 2012. Financing activities during the six months ended March 31, 2013 provided $55,500 to us from the exercise of warrants we issued during 2011, compared to $85,000 during the six months ended March 31, 2012. The following table summarizes our cash flows for the six months ended March 31, 2013 and 2012:

	For the Six Months Ended March 31,
	2013	2012
Net Cash Used In Operating Activities	$(1,167,455)	$(1,080,820)
Net Cash Used In Investing Activities	$(77,157)	$(680)
Net Cash Provided by Financing Activities	$55,500	$85,000
Net Increase/ (Decrease) in Cash	$(1,189,112)	$(996,500)

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March31, 2013 and March 31, 2012, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. For the six months ended March 31, 2013 and 2012, respectively, 0 and 575,000 shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive and 2,540,000 and 3,720,000 shares issuable upon the exercise of stock options were not included in the computation of net loss per share, because their inclusion is anti-dilutive.

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

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2013 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our CEO and CFO, based on their evaluation, determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting, was not adequate.  The Company also does not have an audit committee to oversee the financial reporting process.  Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, March 31, 2013, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on December 19, 2012 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 19, 2012, except that we have experienced delays in producing commercial volumes of natural gas, which has delayed our receipt of substantial revenue from our licensee in China and Inner Mongolia and could cause us to need to raise additional capital before we have demonstrated the commercial viability of our technology  These developments may adversely impact our ability to enter into other license agreements, to generate revenue ad the raise capital at acceptable valuations, all of which increase the risks to our shareholders.

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

On or before March 31, 2013, four holders of warrants purchased one hundred eighty-five thousand (185,000) shares of the Company's Common Stock by exercising warrants at the exercise price of Thirty ($0.30) Cents per share for aggregate proceeds to the Company of $55,500 in transactions exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

Four hundred twenty-five thousand warrants were exercised during 2012. Therefore, of the original one million (1,000,000) warrants issued, a total of six hundred ten thousand (610,000) were exercised. On March 31, 2013, the remaining warrants to purchase three hundred ninety thousand (390,000) shares of Common Stock expired without being exercised.

The warrants were originally issued in connection with the Company's acquisition of technology in March of 2011. The original holders of the warrants became officers, directors and employees of the Company. These original holders transferred the warrants in private transactions and the transferees exercised the warrants. The terms of the warrants and their issuance was originally reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011, which is incorporated herein by reference.

The Company was not a party to the private transfer of the warrants except to approve that the transfers were in compliance with transfer restriction agreements the original holders of the warrants were subject to. The transferees of the warrants agreed to comply with the same restrictions on transfer of the warrants and shares of Common Stock issued upon exercise of the warrants that the original holders of the warrants were subject to. The terms of the transfer restrictions were originally reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011, which is incorporated herein by reference.

Exercise of the warrants was previously reported on a Current Report of Form 8-K filed with the Securities and Exchange Commission on April; 5, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
None.
Item 5.	Other Information

On May 12, 2013, the Company and Future Fuel Limited, British Virgin Islands limited liability company, amended the License Agreement dated as of March 31, 2012.  A copy of such amendment is filed as Exhibit 10.31 of this Report.  See the Recent Events Section of Item 2 of Part I of this Report- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about this amendment to our License Agreement.

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: May 14, 2013	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.31	Amendment No. 2 dated as of April 1, 2012 to License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101	Interactive Data File*

* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.