Form 10-Q
period 2013-06-30
NEXT FUEL, INC.
filed 2013-08-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-148493

NEXT FUEL, INC.
(Exact name of registrant as specified in it's charter)

NEVADA	35-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 13, 2013: 11,172,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q
March 31, 2013

NEXT FUEL, INC.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 AND AS OF SEPTEMBER 30, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2012 TO JUNE 30, 2013

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

PAGE	5 – 21	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
Condensed Balance Sheets

ASSETS

	June 30, 2013	September 30,
	(Unaudited)	2012*
Current Assets
Cash	$1,589,677	$3,107,406
Accounts Receivable, net of allowance for doubtful accounts	-	96,944
Prepaid Expenses	21,780	31,462
Total Current Assets	1,611,457	3,235,812

Equipment, net	20,827	23,204
Intangibles (Note 2(B))	-	-
Security Deposit	75,031	-

Total Assets	$1,707,315	$3,259,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$95,539	$53,588
Accounts payable - related party	5,067	4,932
Deferred Revenue	-	50,000
Total Liabilities	100,606	108,520

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,172,500 and 10,972,500
issued and outstanding, respectively	1,117	1,098
Additional paid-in capital	25,674,897	25,091,018
Accumulated deficit	(24,069,305)	(21,941,620)
Total Stockholders' Equity	1,606,709	3,150,496

Total Liabilities and Stockholders' Equity	$1,707,315	$3,259,016

* Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Sales	$-	$96,944	$45,557	$193,229
Contract Income	-	60,000	20,000	60,000
License Fee Income	-	25,000	50,000	25,000
Consulting Income	-	-	-	40,000
Total Revenues	-	181,944	115,557	318,229

Cost of Goods Sold	(69,898)	(130,423)	(191,218)	(206,327)

Gross Profit (Loss)	(69,898)	51,521	(75,661)	111,902

Operating Expenses
Professional fees	$51,235	$199,007	$376,148	$442,251
Research and development costs	11,375	16,211	36,485	58,711
Salary Expense	251,328	247,783	943,670	817,311
General and administrative	182,749	183,521	698,407	549,287
Total Operating Expenses	496,687	646,522	2,054,710	1,867,560

Loss from Operations	(566,585)	(595,001)	(2,130,371)	(1,755,658)

Other Expenses
Interest Income	666	1,130	2,686	2,817
Interest Expense	-	-	-	(60)
Total Other Income/(Expense)	666	1,130	2,686	2,757

LOSS BEFORE INCOME TAXES	(565,919)	(593,871)	(2,127,685)	(1,752,901)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(565,919)	$(593,871)	$(2,127,685)	$(1,752,901)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.06)	$(0.19)	$(0.18)

Weighted average number of shares outstanding
during the year - Basic and Diluted	11,172,500	10,656,258	11,045,037	9,924,423

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2012 to June 30, 2013
(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2012	10,972,500	$1,098	$25,091,018	$(21,941,620)	$3,150,496

Share based compensation expense			483,548		483,548

Common stock issued for services	15,000	1	44,849		44,850

Exercise of warrants	185,000	18	55,482		55,500

Net loss for the nine months ended June 30, 2013	-	-	-	(2,127,685)	(2,127,685)

Balance, June 30, 2013	11,172,500	$1,117	$25,674,897	$(24,069,305)	$1,606,709

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012
Cash Flows Used In Operating Activities:
Net Loss	$(2,127,685)	$(1,752,901)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	44,850	33,500
Compensation expense on stock options	483,548	287,819
Depreciation and amortization expense	4,522	1,817
Impairment of inventory	-	(58,935)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	96,944	(96,944)
Decrease in inventory	-	58,935
Decrease in prepaid expenses	9,682	(2,377)
Decrease in employee advances	-	(20,109)
Decrease in accounts payable and accrued expenses	41,951	(73,853)
(Decrease) increase in accounts payable - related parties	135	(70)
Decrease in deferred revenue	(50,000)	35,000
Net Cash Used In Operating Activities	(1,496,053)	(1,588,118)

Cash Flows Used in Investing Activities:
Purchase of fixed assets	(2,145)	(5,549)
Security deposit	(75,031)	-
Net Cash Used In Investing Activities	(77,176)	(5,549)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	55,500	3,074,000
Net Cash Provided By Financing Activities	55,500	3,074,000

Net Increase (Decrease) in Cash	(1,517,729)	1,480,333

Cash at Beginning of Year/Period	3,107,406	2,117,927

Cash at End of Year/Period	$1,589,677	$3,598,260

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$60

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013 and September 30, 2012, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the nine months ended June 30, 2013 and 2012 respectively, 0 and 575,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the nine months ended June 30, 2013 and 2012 respectively, 2,540,000 and 3,720,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

The Company has no significant uncertain tax positions as of any date in the nine months ended June 30, 2013 or the year ending September 30, 2012, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of June 30, 2013.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2009 – 2012) for these jurisdictions.

(J) Revenue Recognition

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

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of June 30, 2013 and September 30, 2012.

(L) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2012 and the nine months ended June 30, 2013 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

(M) Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)	Equipment

At June 30, 2013 and September 30, 2012, equipment is as follows:

	June 30, 2013	September 30, 2012

Computer Equipment	$15,755	$13,610
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(11,581)	(7,059)

	$20,827	$23,204

Depreciation and amortization expense for the nine months ended June 30, 2013 and 2012 was $4,522 and $1,817 respectively.

(B)	Intangibles

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

Low Energy-input Pervaporation (LPV) Technology.

The LPV Technology we acquired brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including Frac drilling.  We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil & gas operations.  This new technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations.  If the Government continues to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies are likely to increase.  We did not receive any revenue related to the LPV Technology during the previous fiscal year. We expect to conduct field tests and to begin marketing our first LPV Technology product during the fourth quarter of calendar year 2013.

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

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .05% and a maturity date of November 6, 2014.  Interest earned and accumulated for the nine months ended June 30, 2013 was $31.  As of June 30, 2013, the balance owed on the Company credit cards secured by the Certificate of Deposit was $377.

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

(D)	Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share within the first year and $.30 per share within the second year. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

The following table summarizes all warrant grants as of June 30, 2013, and the related changes during the nine months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2012	575,000	$0.20
Granted	-	-
Exercised	(185,000)	$0.30
Expired	(390,000)	$0.30
Balance at June 30, 2013	-	-
Warrants Exercisable at June 30, 2013	-	-

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

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  As of June 30, 2013, the first and second performance conditions were not achieved and those options have been canceled.  The Company has determined that none of the remaining performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

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

The Company has valued the above options at their fair value using the Black-Scholes option pricing method.  In addition to the exercise and grant date prices of the option, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following table:

	Employee	Non-Employee
	Stock Options	Stock Options
Expected term (years)	3 – 3.5	8.8 – 10
Expected volatility	57.57% - 89.43%	57.57% - 89.43%
Risk-free interest rate	0.37% - 0.40%	1.55% - 2.03%
Expected dividends	0	0

During the nine months ended June 30, 2013 and 2012, the Company recognized compensation expense related to stock options of $483,548 and $287,819, respectively.

For the nine months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $266,279 and $96,931, respectively, related to vested employee stock options, $142,518 and $154,040, respectively, related to unvested employee stock options, $35,204 and $19,083, respectively, related to vested non-employee stock options, and $39,547 and $17,765, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of June 30, 2013, and changes during the nine months then ended is presented below:

	Nine Months Ended June 30, 2013
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2012	3,220,000	$4.12
Options granted	520,000	1.71
Options expired	-	-
Options cancelled	(1,200,000)	4.09
Options outstanding at June 30, 2013	2,540,000	$3.64
Options exercisable at June 30, 2013	499,996	$2.95

Changes in the Company’s unvested options for the nine months ended June 30, 2013 are summarized as follows:

	Nine Months Ended June 30, 2013
	Number of	Weighted Average
	Options	Exercise Price
Non-vested options at September 30, 2012	3,103,334	$4.12
Options granted	520,000	1.71
Options vested	(383,330)	2.55
Options cancelled	(1,200,000)	4.09
Non-vested options at June 30, 2013	2,040,004	$3.82

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$ 4.68	75,000	3.39	$4.68	25,000	$4.68
4.25	385,000	8.39	4.25	194,997	4.25
4.20	10,000	8.39	4.20	3,333	4.20
4.09	1,550,000	8.63	4.09	16,666	4.09
1.71	520,000	8.39	1.71	260,000	1.71
Totals	2,540,000	8.39	$3.64	499,996	$2.95

NOTE 5             COMMITMENTS

On March 12, 2013, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.00 per hour or a fixed rate of $120 per day depending on the nature of the project.  This agreement has been terminated without any further obligation to the Company.

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013.  The agreement calls for a monthly rental fee of $234.  Lease expense related to this operating lease for the three months and nine months ended June 30, 2013 was $701 and $701, respectively.  Future minimum lease payments as of June 30, 2013 are as follows:

Fiscal year ending September 30

2013	$702
2014	2,805
2015	2,805
2016	2,805
2017	1,403

$10,520

On December 19, 2012, the Company entered into a nine-month agreement to receive financial advisory and investment banking services.  The Company agreed to pay a non-refundable retainer fee in the form of 15,000 restricted shares of common stock of the Company (See Note 3(B)).  In addition, the Company agreed to pay a financing fee of eight percent (8%) of the gross proceeds upon the closing of any financing with any one or more of the advisors investors. The financing fee shall be four percent (4%) in the case of non-convertible debt financing. Furthermore, upon the first closing, a transaction fee of four percent (4%) of the aggregate consideration of each transaction shall be payable in the same form as the aggregate consideration in such transaction.  The agreement may be terminated by either party upon thirty days written notice.  As of June 30, 2013, no finance or transactions fees have been incurred in connection with this agreement.  The retainer fee was expensed in full during the quarter ended December 31, 2012.

On December 10, 2012, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.50 per hour or a fixed rate of $120 per day depending on the nature of the project.  This agreement has been terminated without any further obligation to the Company.

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

On March 30, 2012, the Company entered into a one-year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012.  The agreement calls for a monthly rental fee of $1,750.   This lease agreement has expired and the office space continues to be rented on a month to month basis.

On October 31, 2011, the Company entered into an initial twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement required a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 until such time as the agreement is terminated.  This agreement remains in effect as of June 30, 2013.

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

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term that expired on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year. Since the employment agreement expired on March 31, 2013 employment has been extended on the same terms on a month to month basis.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term that expired on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit.  The annual compensation was subsequently increased to $150,000 per year. Since the employment agreement expired on March 31, 2013 employment has been extended on the same terms on a month to month basis.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term that expired on March 31, 2013. The employment agreement provides the executive with annual compensation of $120,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit. Since the employment agreement expired on March 31, 2013 employment has been extended on the same terms on a month to month basis.

On April 1, 2011, the Company entered into a two-year employment agreement with an executive, with the initial term that expired on March 31, 2013. The employment agreement provides the executive with annual compensation of $70,000 per year, with annual bonus and salary increases determined by the Company.  The agreement also calls for its executive to receive health benefits.  If the Company terminates employment before the initial term expires, whether for cause or without cause, the Company is required to pay the executive the base salary for the one year period following termination.  Benefits are payable during the one year period following termination if the benefit plans permit. Since the employment agreement expired on March 31, 2013 employment has been extended on the same terms on a month to month basis.

NOTE 6             REVENUE AND LICENSE AGREEMENTS

The Company entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012 and Amendment No. 2 effective May 12, 2013) with Future Fuel Limited, a British Virgin Islands limited liability company (“Licensee”), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock.

The Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People’s Republic of China and the Republic of Mongolia (the “Licensed Territory”).  We did not grant the Licensee any rights outside the Licensed Territory.

The Licensee agreed to pay a license fee of Five Hundred Thousand ($500,000) Dollars (USD), within three months, but the Licensee received a credit for Four Hundred Thousand ($400,000) Dollars the Licensee previously invested in field tests, which resulted in a net upfront payment to us of One Hundred Thousand ($100,000) Dollars which was paid to us in June 2012.

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

On May 12, 2013 we amended our March 31, 2012 License Agreement.  Under the terms of that license agreement, the Licensee agreed to pay us for at least fifty Gas Generating Units for the year ended March 31. 2013, whether or not the Licensee achieved that number of Gas Generating Units. Under the terms of the license agreement before this amendment, the Licensee was obligated to pay us an additional $1,380,000 for the year ended March 31, 2013. This amendment delayed the Licensee's obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas. If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we our Licensee can terminate the License Agreement. Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).

NOTE 7             RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the nine months ended June 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement (See Note 6).

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012. Since termination at the end of March 2013, the Company has continued to lease this space on the same terms on a month to month basis. The total paid under this agreement during the nine months ended June 30, 2013 was $10,440.

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

Starting in June 2011, the Company rented office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party for the nine months ended June 30, 2013 and 2012 was $4,472 and $10,062, respectively.  This rental agreement was terminated effective February 15, 2013.

NOTE 8             RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  On January 23, 2013, the Company approved a one-time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NOTE 9            CORRECTION OF PREVIOUSLY REPORTED LOSS PER SHARE

During the year ended September 30, 2012 we determined that our presentation of net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) in previously issued financial statements were not reported correctly.  This was due to the fact that our treasury shares were incorrectly reported as issued and outstanding.  The treasury shares reported as issued and outstanding totaled 2,500,000, and were included in the denominator of our loss per share calculation and in the total reported weighted average shares outstanding.  The correction of this did not result in any change to net loss, the balance sheet or to operations for the year ended September 30, 2012 or for any quarter in that year, or for the three months or nine months ended June 30, 2013.  The treasury shares were retired during the year ended September 30, 2012.  There was no change in net loss per share (basic and diluted) or weighted average number of shares outstanding (basic and diluted) for the three months ended June 30, 2012, as we incorporated the correction during the quarter ended June 30, 2012. The following table represents the changes in net loss per share (basic and diluted) and weighted average number of shares outstanding (basic and diluted) for the nine months ended June 30, 2012.

	For the Nine Months Ended June 30, 2012
	Previously Stated	Corrected
Net Loss per Share (basic and diluted)	$(0.16)	$(0.18)
Weighted Average Number of Shares Outstanding (basic and diluted)	10,868,745	9,924,423

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

Recent events you should be aware of about our business include the following events:

LPV System Progress

We recently completed successfully bench testing our new LPV Technology at the University of Wyoming.  Because of these positive results, we have hired an independent professional engineering firm to assist us to construct a larger scale prototype, which we intend to field test during the fourth quarter of calendar year 2013.  The prototype is being jointly developed by NXFI and the membrane manufacturer (HTI).  If field tests of our larger prototype are positive, we will develop a commercial product and could begin marketing efforts as early as the fourth quarter of calendar year 2013 to natural gas and oil producers to clean waste water from the drilling operations, including frac drilling.

CTG Operations Status

Currently, management is reviewing all of our projects associated with our Coal to Gas technology.

Our evaluation process includes looking at all issues associated with each project from initial drilling and completion results to the current condition of the underground environment.  We have concluded that although the initial drilling and completion techniques were not up to United States gas drilling industry standards our licensee at each site has made substantial progress to improve operations.  Consequently, we no longer believe the initial operational issues our licensees experienced are having an adverse effect on these field tests.

We are now focusing our evaluation efforts on the underground environment at each drilling site with an emphasis on the carbon deposits (lignite coal) and surrounding structures.

An independent consulting company we retained recently evaluated a core sample at the Indonesian project to measure the amount of gas that has been developed in the coal but that is not being produced through the well-head.  While small core samples are an imperfect way to measure the gas being produced in a big drilling field, the core sampling results the consulting company reported to us showed that our technology has generated significant amounts of gas in the sampled carbon deposits.  If our core sample is representative of the entire field, the underground field has the potential to achieve commercial production.

But generating gas in the underground field is only the first step to achieving commercial production at the well head.  You cannot sell gas until it reaches the surface.  We are now working with a third party consulting group to determine why the volumes of gas the core sampling found are not entering the production wells in commercial volumes.

We intend to retain a consulting company in China to help us do the same evaluation work on the projects there.  This additional information will allow our management team to make decisions about how to keep our technology moving forward.

Because of the positive core sampling results and pressure increases and flaring of gas at certain sites, we remain optimistic that our CTG Technology will achieve commercial viability, but we have extended our timeline for achieving commercial production by 12 to 18 months, which means we do not expect to achieve commercial production in either Indonesia or China until the first quarter of calendar year 2015.

India Field Test Status

Our licensee in India is preparing to commence testing.  The lab feasibility test was completed and the site was ready for operations beginning in March of 2013 and our field staff was on site to complete initial injections of nutrients.  The injection is expected to be completed within August, 2013.  This is a very different project for NXFI, because the wells are very deep (approximately 2000 feet) with a large amount of water on the coal and in the well bores.  We expect it could take many months to verify initial indications of gas from these wells.  Because of this and the nature of the project, we do not expect any revenue from gas production at this site during the next 12 months. For additional information, see Item 1 "Business - Customers and License Agreements" of our Annual Report on Form 10-K filed with the Commission on December 19, 2012.

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

During the past year we have developed a greater understanding of the volumes of gas being produced in underground carbon deposits at our test site in Indonesia. For the remainder of calendar year 2013 we will focus on better understanding why gas being produced in the ground has not yet resulted in matching production in the test wells. Because our test sites with licensees for China, India and Indonesia already give us access to large project sites and very big markets, we expect to deemphasize signing transactions with new licensees until we achieve commercial production at existing drilling sites. Therefore, we expect to increase our expenses for testing and evaluation of test results during this period. We also expect to increase spending to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations. Our first LPV prototype is currently being tested and a field test unit is in the design stage and is expected to be field tested by the end of the calendar year.

Results of Operations

Three Months and Nine Months ended June 30, 2013

For the three months and nine months ended June 30, 2013, we had $ 0 and $115,557 in revenue, respectively.

Operating expenses for the three months and nine months ended June 30, 2013 totaled $496,687and $2,054,710, respectively. During the three months and nine months ended June 30, 2013, net interest income totaled $666 and $2,686, respectively.

This resulted in a net loss of $565,585 during the three months ended June 30, 2013 and a net loss of $2,127,685 during the nine months ended June 30, 2013.

Operating expenses for the three months ended June 30, 2013 included $251,328 for salary expense, $51,235 for professional fees and $182,749 for general and administrative expenses.  Operating expenses for the nine months ended March 31, 2013 included $943,670 for salary expense, $376,148 for professional fees and $698,407 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months and Nine Months ended June 30, 2012

For the three months and nine months ended June 30, 2012, we had $181,944 and $318,229 in revenue, respectively.

Operating expenses for the three months and nine months ended June 30, 2012 totaled $646,522 and $1,867,560, respectively. During the three months and nine months ended June 30, 2012, net interest income totaled $1,130 and $2,757, respectively.

This resulted in a net loss of $595,001during the three months ended June 30, 2012 and a net loss of $1,755,658 during the nine months ended June 30, 2012.

Operating expenses for the three months ended June 30, 2012 included $247,783 for salary expense, $199,007 for professional fees and $183,521 for general and administrative expenses.  Operating expenses for the nine months ended June 30, 2012 included $817,311 for salary expense, $442,251 for professional fees and $549,287 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of June 30, 2013, we had $1,589,677 in cash and cash equivalents and $100,606 of liabilities. Cash and cash equivalents from inception to date (which was generated primarily in capital raising activities) have been sufficient to cover expenses involved in starting our business. However, because of the new license agreements and new business activities described elsewhere in this Report, we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We believe we currently have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months, unless we encounter unexpected expenses.  We are also working with an investment bank to locate and close on an acquisition, which will require associated financing. We began generating operating revenue from a licensee during June 2012. But we generated no revenue during our most recent Fiscal quarter, because gas generated in the wells has not yet achieved commercial volumes. (See "Recent Events" above). We also expect our operating expenses to increase before our revenues increase. Therefore, we will continue to depend on sales of capital stock until we generate sufficient revenue.

Cash flows for Nine Months ended June 30, 2013 and 2012

Net cash used in operating activities during the nine months ended June 30, 2013 was $1,496,053 compared to $1,588,118 used in the nine months ended June 30, 2012. Net cash flow used in investing activities during the nine months ended June 30, 2013 was $77,176, attributable to security deposits compared to $5,549 for the nine months ended March 31, 2012. Financing activities during the nine months ended June 30, 2013 provided $55,500 to us from the exercise of warrants we issued during 2011, compared to $3,074,000 during the nine months ended June 30, 2012.  The following table summarizes our cash flows for the nine months ended June 30, 2013 and 2012:

	For the Nine Months Ended June 30,
	2013	2012
Net Cash Used In Operating Activities	$(1,496,053)	$(1,588,118)
Net Cash Used In Investing Activities	$(77,176)	$(5,549)
Net Cash Provided by Financing Activities	$55,500	$3,074,000
Net Increase/ (Decrease) in Cash	$(1,517,729)	$1,480,333

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and June 30, 2012, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. For the nine months ended June 30, 2013 and 2012, respectively, 0 and 575,000 shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive and 2,540,000 and 3,720,000 shares issuable upon the exercise of stock options were not included in the computation of net loss per share, because their inclusion is anti-dilutive.

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

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2013 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our CEO and CFO, based on their evaluation, determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting, was not adequate.  The Company also does not have an audit committee to oversee the financial reporting process.  Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, June 30, 2013, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

The Company’s management has addressed weaknesses by starting the process of retaining additional staff and reference resources to assist its internal staff with compliance issues, but the Company has not yet added additional personnel to its internal staff.  Our accounting staff is continuing to increase its compliance expertise by accessing professional education resources.  If we are successful in completing an acquisition, we also expect to increase the accounting department staff.

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

None

Item 6.	Exhibits.

See Exhibit Index that follows the signature page of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: August 14, 2013	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

10.31
Amendment No. 2 dated as of April 1, 2012 to License Agreement dated as of March 31, 2012 between Next Fuel, Inc. and Future Fuel Limited, British Virgin Islands limited liability company individuals incorporated by reference from Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Commission on May 15, 2012

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