Form 10-K
period 2013-09-30
NEXT FUEL, INC.
filed 2013-12-23
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

Aggregate market value of the voting and non-voting equity common stock held by non-affiliates  computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of March 31, 2013 was $5,986,078. and as of September 30, 2013, was $4,309,976.

Number of shares of the registrant’s common stock outstanding as of December 1, 2013 was 11,172,500

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

On March 31, 2011, we purchased certain technology and intellectual property, which we used as the first step toward building a business that provides a range of technology and services  to the  oil and gas industry.

Our principal office and mailing address is located at 122 North Main Street, Sheridan, Wyoming 82801 and our telephone number is (307) 674-2145.

Description of Business and Plan of Operation

We are a technology provider and service company that assists owners of natural gas production resources to increase the efficiency of their operations by providing technology and technical support services. We do not plan to own or develop natural gas production projects, but our revenue stream relies on such owners and developers utilizing our technology to successfully produce and sell natural gas.

Our technology and services are all in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●	Technology for extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology").
●	Low Energy Input Pervaporation (LPV) Technology to clean up water used in oil and natural gas production, including Frack drilling.
●	Carbon Dioxide to Product (CTP) Technology that targets the emerging market of carbon footprint elimination.
●
Disk filtration technology to remove suspended solids in the range of 200 microns to as small as 5  microns in size.  We are currently testing this technology prior to making a decision whether to purchase it.

            We are  investigating opportunities to develop or acquire advanced technologies with a focus on clean renewable energy. We will focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environment stewardship, including collaborations with leading research institutes in the United States and other countries.

Coal-to-Gas Technology Description

"Natural gas" is a byproduct of microorganisms interacting with dissolved bioamenable carbon compounds in coal beds. Our Coal-to-Gas Technology (CTG Technology) maximizes these natural processes to enable owners of carbonaceous deposits, like coal and lignite, to enhance natural gas production from declining and/or depleted coal bed natural gas (CBNG) wells and/or initiate and sustain biogenic methane production in coal and other carbon formations in which native microorganisms are active

Our CTG Technology can be implemented by using existing infrastructure. This can significantly reduce overall capital costs. In addition, our CTG Technology is an in situ process that biologically transforms coal into clean burning natural gas in the ground. Our CTG Technology does not require us to extract coal from the ground to produce gas like some other coal utilization technologies, such as integrated gasification combined cycle (IGCC), underground coal gasification, and coal liquefaction (to diesel) and conversion. We assist operators to effectively utilize our technology in underground carbon seams.

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

In effect, our CTG technology opens the door to the microorganisms' natural sources of substrates. Our CTG Technology then stimulates microorganisms' activity with amendments, which we proactively circulate throughout the carbon deposits. When the stimulated microorganisms convert the dissolved and bioamenable carbon compounds, our CTG Technology helps to release methane gas from the coal beds as a major byproduct produced by the diverse but interactive microbial pathways involved. In this process, our CTG Technology helps naturally occurring microorganisms through their life cycle. In return, these microorganisms “breath” methane gas as a commercial product. Therefore, implementing our Coal-to-Gas Technology actually enhances a natural process.

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

Customers and License Agreements

We currently have three license and test agreements under which three partners are testing and demonstrating our CTG Technology in China, Indonesia and India. Our licensees do not own large tracts of carbon deposits that would justify broad geographic territories. If any of our licensees want to expand their operations, they will have to acquire gas rights from third parties or sub-license to third parties.

China and Mongolia. We entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012) with Future Fuel Limited, a British Virgin Islands limited liability company ("Licensee"), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock. This License Agreement and subsequent amendments are is described in detail in Item 13 of this Report "Certain Relationships and Related Transactions, and Director Independence."

The drilling site is currently producing gas that can be flared, but has not produced commercial volumes of gas. Since April 2013 we have been working with the Licensee to deal with drilling and/or completion problems that have interfered with the circulation of our proprietary amendments in the carbon seam. Flow meters are to be installed to measure the amount of gas produced. If we and our Licensee do not agree by December 31, 2013 that we have produced commercial volumes of gas at the drill sites, we both have the right to terminate this License Agreement. This demo site is not expected to become a commercial unit to generate revenue in the foreseeable future. We currently plan to exercise our right to terminate the license agreement with the Licensee, unless after the first of the year, we and the Licensee are able to negotiate a new agreement that would include a new payment schedule in which we will have a clearer path to revenue with respect to our China operations.

Non-Exclusive License - Indonesia. We entered into a License Agreement effective April 2, 2012 with PT Enviro Energy, an Indonesian limited liability company ("South Sumatra Licensee").

We entered into this Agreement following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas Technology. 13 of the 16 wells included in the field test have produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  We have not yet earned revenue from our Indonesian licensee.

It is impossible for us to predict our future revenues, if any, from this Agreement. The South Sumatra Licensee must acquire gas rights from third parties. Although the Licensee has committed to use commercially reasonable efforts to commercialize our technology in the Licensed Territory, the South Sumatra Licensee has made no commitment to us about the size of the gas fields it will acquire or the pace of acquisition and deployment of our technology. In October 2013, the licensee  used this test site to try to generate interest in our technology among other owners of carbon rich seams.  We have not been informed whether our licensee is making progress in obtaining new drill sites.

Field Test Agreement – India.  On November 8, 2012, we entered into a field test agreement with a gas development company in India.  In the field test agreement, which expired on October 1, 2013. Amendments were mixed and injected from July-September 2013. The wells have been shut to allow time for gas pressure to build.  Water quality and gas pressure are being monitored by our Indian partner.  We do not expect to receive test results until the spring of 2014.

CTG Technology Competitors

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

Other Technologies

Low Energy-input Pervaporation (LPV) Technology

The LPV Technology we acquired brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including Frack drilling. We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil & gas operations. This new technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations. If the Government continues to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies are likely to increase. Bench scale tests have been completed in the lab and testing of a larger scale prototype began recently. After we obtain the results generated from the larger test, we will commence negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.  Although no agreement has been reached, we expect that any agreements would call for the licensee to pay us a fixed license fee and a royalty percentage of revenue generated by the licensee using the technology.  There can be no assurance field tests will be successful or that we will enter into a license agreement or generate license revenues.

Carbon Dioxide to Product (CTP) Technology

The CTP Technology we acquired targets the emerging market of carbon footprint elimination. After development our CTP Technology will convert carbon dioxide from sources such as power plants and other fossil fuel burning industries into value added organic compounds. This process will also close the carbon loop by returning carbon to solid form instead of releasing it into the air. We expect that our CTP Technology will have minimum energy input and the feedstock is the waste gas from stack emissions. If we develop this technology into a commercial process, we expect to derive revenue both from the operators of power plants for cleaning the feedstock (carbon dioxide) and from selling the products the CTP Technology produces. We currently do not have a plan or schedule for commercialization of this very early stage technology.

Intellectual Property Protection

We have four pending patent applications that cover certain aspects of our CTG Technology, LPV Technology and CTC Technology all described above. The two CTG Technology applications are in both the United States and China.

The patent review and award process is lengthy and is subject to many factors outside our control. There is, therefore, no assurance that our patent applications will result in issuance of any patents or of the scope of any claims of any patents that might issue.

Many participants in the energy business have numerous patents. Although, to our knowledge, our technology does not infringe any patents, we have not conducted an exhaustive search of relevant patents given our limited resources. There can be no assurance that our technology does not infringe the patents of other energy industry participants.

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

At December 1, 2013, we employed seven people. We currently outsource much of our accounting and other administrative functions, but we expect to employ additional staff for administrative functions.

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

Leased Property

Our principal office is located at, and our mailing address is, 122 North Main Street, Sheridan, Wyoming 82801 in approximately 2,400 square feet of office, which we lease for $1,750 per month. The lease expired on May 1, 2013 and we currently rent this space on a month to month basis.

We also lease approximately 1,000 square feet of office space in Fort Collins, Colorado from one of our directors on a month to month basis. for $1,160.00 per month. We intend to negotiate longer term leases for rental spaces as our needs become clearer.

Legal Proceedings

See Item 3 for a description of legal proceedings.  See Item 1A "Risk Factors" of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

We do not expect our cash and cash equivalents will be sufficient to fund operations for the next twelve (12) months.  We expect we will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

As of September 30, 2013, we had approximately $1,021,982 in cash and cash equivalents and approximately $68,407 of liabilities. We do not expect our cash resources will be sufficient to fund operations for the next twelve months, and  we will continue to seek capital raising opportunities during that year to fund  operations.

We do not expect to increase our revenue from licensing our CTG Technology during the next year. Consequently, we expect we will need to raise additional capital to accomplish our business plan through debt or equity financing, joint ventures, sale of assets, as well as various other financing arrangements.

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

Our CTG Technology test sites have not yet produced commercial volumes of gas and our license agreements have resulted in less revenue than we anticipated.  We do not expect our CTG Technology to produce substantial revenue during 2014.

Our CTG Technology test sites have not yet produced commercial volumes of gas and our license agreements have resulted in less revenue than we anticipated.  We do not expect our CTG Technology to produce substantial revenue during 2014.  This may have a material adverse effect on our business and our ability to raise capital.

Delays in generating revenue from our CTG Technology is making it more difficult to implement the development and acquisition of other technologies, products and services.

Our plan to develop ad acquire other technologies, products and services has been delayed by delays in generating revenue from our CTG Technology.  Acquisitions of products and businesses are at risk because we currently lack financial resources to implement our acquisition plan and development of other technologies has been impaired by budget cutbacks.  These delays may have a material adverse effect on our business.

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

Most of our testing has occurred in the laboratory with field testing at only three sites. Wider-scale commercial operations may involve factors of which we are not aware that impede implementation of our technology and that result in lower gas production than we expect based on our limited testing. Such impediments in the field have delayed commercial production in China and may do so at other drilling sites in the future. We may never successfully develop and implement our technology in bigger commercial-scale operations, and as a result, our business, financial condition and results of operations would be materially adversely affected.

Our licensees have and may continue to operate their projects in ways that adversely affect the amount of gas generated utilizing our technology which would adversely affect the amount of revenue we generate, as well as our ability to attract new clients.

We will not manage or implement overall operations in the projects in which our licensees utilize our technology. Actions or omissions by our clients have resulted and may result in lower gas production than we expect, which would adversely affect the amount of revenue we generate, as well as our ability it attract new licensees. It is imperative that initial projects produce targeted gas generation results if we are to build our reputation in the industry. Consequently, we are particularly vulnerable to mistakes by our licensees in the first several projects we undertake.

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

Failure to appropriately manage safety, human health and environmental risks associated with our CTG Technology and processes could adversely impact employees, communities, stakeholders, our reputation and results of operations. Public perception of the risks associated with our CTG Technology could impact its acceptance and influence the regulatory environment in which we operate. Issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.

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

Development and commercialization of coal to gas and related production techniques is highly competitive. Other technologies could become more commercially successful than ours. Our technology is a refinement of basic science that has been used by other companies in gas development projects over the past 60 years. Our competitors include major integrated energy companies, as well as independent technology providers that have developed or are developing competing technologies. These companies typically have significantly more resources than we do.

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

Historically, the markets for natural gas have been volatile. These markets will likely continue to be volatile in the future. The payments we expect to receive from licensees are likely to depend on numerous factors beyond our control. These factors include the following:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	the availability of resources to deliver natural gas to market;
●	weather conditions;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels; and market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

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

We depend to a large extent on the performance of our executive officers, Robert H. Craig, our Chief Executive Officer, Mr. Song Jin, our President and Chief Operating Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 1, 2013, we had seven full-time employees. We do not maintain “key person” life insurance policies on any of our employees.  We have entered into employment and other agreements with all full-time employees, which include non-competition, confidentiality and inventions assignments obligations. Such obligations may be difficult or impossible to enforce under applicable laws.

We have limited management and staff and will be dependent upon partnering arrangements.

We had seven full-time employees as of December 1, 2013. We intend to use the services of independent consultants and contractors to perform various professional services, including legal, environmental, book keeping, accounting and tax services. We will also pursue alliances with partners to conduct field operations. Our dependence on third party consultants and service providers and partners creates a number of risks, including but not limited to:

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

At December 1, 2013, Directors and executive officers beneficially owned, in the aggregate, 6,312,564 shares (including vested stock options and unvested stock options that become exercisable when they vest within sixty (60) days after December 1, 2013), but does not include 333,000 shares owned by investors who are business associates of one of the members of our Board of Directors or were otherwise introduced to the Company by that Director or 100,000 shares owned by that Director's adult daughter.  At December 1, 2013, the Company had 11,172,500 issued shares of Common Stock. In addition, the Company's officers and directors have stock options to purchase 1,875,000 shares of Common Stock, of which 409,580 options have been vested or will vest within sixty (60) days after December 1, 2013 and 1,465,420 options are subject to vesting over time more than sixty (60) days after December 1, 2013 or that vest upon the occurrence of certain events defined in the Company's 2012 Performance Bonus Equity Plan and 2012 Acquisition Plan.  See Item 11 "Executive Compensation" of this Report for information about option plans and vesting terms.

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

We have entered into a license agreement with the affiliate of an investor, Mr. Guangwei Guo, who is also a member of our Board of Directors. During April 2013, we amended this license agreement to waive payment requirements due to delays in producing commercial volumes of gas.  Our business may suffer because of inherent conflicts of interest with our investors.

We have entered into a license agreement with the affiliate of an investor, who is also a member of our Board of Directors. This agreement grants the affiliate of our investor exclusive rights in the People's Republic of China and Mongolia, which we expect will be a primary market for our technology. During April 2013, we amended this license agreement to waive payment requirements due to delays in producing commercial volumes of gas.  Our business may suffer because of inherent conflicts of interest with our investors.  This License Agreement and subsequent amendments are is described in detail in Item 13 of this Report "Certain Relationships and Related Transactions, and Director Independence."

V. Risks associated with Regulatory Matters that affect our business.

We and our prospective Coal-to-Gas licensees are subject to extensive laws relating to the protecting the environment. These laws may increase the cost of operating projects that utilize our technology or affect demand for the gas these projects will produce.

If we, or our licensees, violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to incur substantial expenses or, in some extreme cases, curtail operations. Compliance with environmental laws and regulations, as well as with any requisite environmental permits, may cause delays and otherwise increase the costs of our licensees operating gas development projects, and as a result, our business, financial condition and results of operations could be materially adversely affected.

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

During 2011, we received comments from the staff of the Securities and Exchange Commission about prior year disclosures regarding internal controls over financial reporting. We have resolved the comments of the staff. We also restated our financial statements for the three months and six months ended March 31, 2012, because our controls did not operate effectively to ensure bonus compensation was accrued in the proper period. We remediated this control by taking steps to ensure compensation other than salary is accrued when the compensation is approved or earned if it is earned or approved prior to actual payment.

Our Chief Executive Officer and Chief Financial Officer also determined that our presentation of net loss per share and the weighted average number of shares outstanding in previously issued financial statements was not correctly reported for the financial periods ended December 31, 2010, March 31, 2011, June 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, which we have corrected.

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

At December 1, 2013, 11,172,500 shares of our common stock were issued and outstanding,  and an additional 5,350,000 shares are reserved for issuance pursuant three compensation plans of which a total of 2,540,000 shares are subject to outstanding options and 2,810,000 reserved shares are available for future grants. Addition information about stock options can be found in the Item 11 "Executive Compensation" of this Report.

All contractual restrictions on re-sales of our outstanding shares of Common Stock terminated earlier this year other than requirements that re-sales occur in compliance with securities laws.

We have contractual obligations to register for re-sale 2,380,000 shares of our Common Stock which shares are registered for re-sale under existing registration statements. We expect other investors will require registration rights as well.

Some of our outstanding shares are "restricted securities" (as defined in Rule 144) that can only be re-sold under an applicable exemption from registration (including Rule 144), or pursuant to a registration statement.

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

We could be required to pay damages to stockholders who have registration rights if we fail to maintain the effectiveness of any registration statement that covers resale of their shares.

We have not maintained the effectiveness of our registration statement covering 2,380,000 shares of our common stock owned by stockholders who have entered into registration rights agreement.  The investors executed a waiver agreement that expires in February 2014, forty-five (45) days after we file this Report.  If we fail to maintain the effectiveness of the registration statements that cover re-sales of their shares as required in their registration rights agreements. After that waiver expires, we would be required to pay damages as specified in the registration rights agreements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We incorporate by reference the information included in Item 1 "Business – Leased Property" of this Report.

ITEM 3.	LEGAL PROCEEDINGS

None.  See Item 1A "Risk Factors" of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

The following table shows the high and low reported closing prices of our common stock for the periods indicated. Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

Period	High	Low
FY 2013
Fourth Quarter (7/1/2013 - 9/30/2013)	$1.34	$1.26
Third Quarter (4/1/2013 - 6/30/2013)	$1.99	$1.25
Second Quarter (1/1/2013 - 3/31/2013)	$2.99	$1.71
First Quarter (10/1/2012 - 12/31/2012)	$3.05	$1.66

FY 2012
Fourth Quarter (7/1/2012 – 9/30/2012)	$3.50	$2.45
Third Quarter (4/1/2012 - 6/30/2012)	$5.00	$3.25
Second Quarter (1/1.2012 - 3/31.2012)	$5.05	$3.98
First Quarter (10.1/2011 - 12/31.2012)	$4.35	$2.95
________________
On December 1, 2013, there were approximately 93 owners of record of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of our business.

We have reserved 5,350,000 shares of Common Stock pursuant to three compensation plans of which options to purchase 2,540,000 shares were outstanding at December 1, 2013 and 2,810,000 reserved shares are available for future grants. Additional information about stock options can be found in the Item 11 "Executive Compensation" of this Report, which is incorporated herein.

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

Recent Events

Recent events you should be aware of about our business include the following events:

●
China and Inner Mongolia Exclusive License

The site is currently producing gas that can be flared.  Flow meters are to be installed to measure the amount of gas produced.  This demo site is not expected to become a commercial unit to generate revenue in the foreseeable future.

Since April 2013 we have been working with the Licensee to deal with drilling and/or completion problems that have interfered with the circulation of our proprietary amendments in the carbon seam.

On May 12, 2013 we amended our March 31, 2012 License Agreement.  This amendment delayed the Licensee’s obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).  We currently plan to exercise our right to terminate the license agreement with the Licensee, unless after the first of the year, we and the Licensee are able to negotiate a new agreement that would include a new payment schedule in which we will have a clearer path to revenue with respect to our China operations.

●
Indonesia Non-Exclusive License

Following completion of a pilot test on fields in southern Sumatra, Indonesia, that showed positive results from use of our Coal to Gas technology, 13 of the 16 wells included in the field test have produced new biogenic methane gas at a measurable rate from a lignite deposit that had no prior gas production or known reserves.  We have not yet earned revenue from our Indonesian licensee.

It is impossible for us to predict our future revenues, if any, from this Agreement. For additional information, see Item 1 "Business - Customers and License Agreements" of this Report.

●
India Field Test Agreement

On November 8, 2012, we entered into a field test agreement with a gas development company in India.  The field test agreement expired on October 1, 2013.  Amendments were mixed and injected from July-September 2013. The wells have been shut to allow time for gas pressure to build.  Water quality and gas pressure are being monitored by our Indian partner.  We do not expect to receive test results until the spring of 2014. For additional information, see Item 1 "-Business - Customers and License Agreements" of this Report.

●
Letter of Intent to Acquire Elite Construction

On September 3, 2013 we signed a term sheet to acquire the assets of Elite Construction and Fabrication, LLC (“Elite”). Elite is an oil and gas service company headquartered in Dallas. We were not able to raise the capital required to complete this acquisition and the term sheet expired on November 15, 2013.

See Item 1A "Risk Factors" in this Report, for factors that could cause actual results to differ from the forward looking statements we have made about our agreements and possible future agreements and revenue.

Plan of Operation

We are a technology provider and service company that assists owners of natural gas production resources to increase the efficiency of their operations by providing technology and technical support services. We do not plan to own or develop natural gas production projects, but our revenue stream relies on such owners and developers utilizing our technology to successfully produce and sell natural gas.

Our technology and services are all in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●	Certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology").
●	Low Energy Input Pervaporation (LPV) Technology to clean up water used in oil and natural gas production, including Frack drilling.
●	Carbon Dioxide to Product (CTP) Technology we acquired targets the emerging market of carbon footprint elimination.
●
Disk filtration technology to remove suspended solids in the range of 200 microns to as small as 5  microns in size.  We are currently testing this technology prior to making a decision whether to purchase it.

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

During the past year we have developed a greater understanding of the volumes of gas being produced in underground carbon deposits at our test site in Indonesia. For the remainder of calendar year 2013 we will focus on better understanding why gas being produced in the ground has not yet resulted in matching production in the test wells. Because our test sites with licensees for China, India and Indonesia already give us access to large project sites and very big markets, we expect to deemphasize signing transactions with new licensees until we achieve commercial production at existing drilling sites. During 2014, we expect to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations.  Bench scale tests have been completed in the lab and testing of a larger scale prototype began recently. After we obtain the results generated from the larger test, we will commence negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.

In 2011, our financial statements were presented as a development stage company. However, in 2012, we entered into an exclusive license agreement in China and Mongolia for the right to use our CTG technology, which resulted in the generation of revenue. Under the terms of the license agreement, the Licensee agreed to pay us for at least fifty Gas Generating Units for the year ended March 31, 2013, whether or not the Licensee achieved that number of Gas Generating Units, which meant the Licensee was obligated to pay us an additional $1,380,000 for the year ended March 31, 2013.  Accordingly, at that time we believed that we transitioned from a development stage company to an operating stage company during the fourth quarter of 2012.

On May 12, 2013 we amended our March 31, 2012 License Agreement.  This amendment delayed the Licensee’s obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).  We currently plan to exercise our right to terminate the license agreement, unless after the first of the year, we and the Licensee are able to negotiate a new agreement that would include a new payment schedule in which we will have a clearer path to revenue with respect to our China operations.  If we are not able to achieve that goal or otherwise generate substantial revenue, we will likely become a development stage company for financial reporting purposes.

Raising capital to implement our planned development and acquisition of new products and services will be a primary focus for us during 2014.

Results of Operations

Year ended September 30, 2013

For the year ended September 30, 2013, we had $115,557 in revenue. Operating expenses for the year ended September 30, 2013 totaled $2,608,537. During the year ended September 30, 2013, net interest income totaled $3,057. This resulted in a net loss of $2,757,619 during the year ended September 30, 2013. Operating expenses for the year ended September 30, 2013 included $51,187 for research and development costs, $425,290 for professional fees and $937,062 for general and administrative expenses. Most of these fees and expenses related to financing activities and securities disclosure compliance. Travel to our field test sites also constituted a substantial expense.

Year ended September 30, 2012

For the year ended September 30, 2012, we had $343,229 in revenue. Operating expenses for the year ended September 30, 2012 totaled $2,488,886. During the year ended September 30, 2012, net interest income totaled $4,481. This resulted in a net loss of $2,347,563 during the year ended September 30, 2012. Operating expenses for the year ended September 30, 2012 included $68,844 for research and development costs, $592,505 for professional fees and $842,694 for general and administrative expenses.  Most of these fees and expenses related to financing activities and securities disclosure compliance. Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of September 30, 2013, we had $1,021,942 in cash and cash equivalents and $68,407 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We do not have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months and will be required to generate revenue through the sale of stock  or debt financing. We also expect our operating expenses to increase before our revenues increase. Therefore, we will continue to depend on sales of capital stock or debt financing until we generate sufficient revenue.

Cash flows for Years Ended September 30, 2013 and 2012

Net cash used in operating activities during the year ended September 30, 2013 was $2,063,750, compared to $2,064,577 used in the year ended September 30, 2012. Net cash flow used in investing activities during the year ended September 30, 2013 was $77,214, attributable to the purchase of fixed assets, compared to $19,944 for the year ended September 30, 2012. Financing activities during the year ended September 30, 2013 provided $55,500 to us, compared to $3,074,000 during the year ended September 30, 2012. The cash provided by financing activities was primarily attributable to the proceeds from issuances of our common stock. The following table summarizes our cash flows for the most two recent fiscal years:

	For the Years Ended September 30,
	2013	2012
Net Cash Used In Operating Activities	$(2,063,750)	$(2,064,577)
Net Cash Used In Investing Activities	$(77,214)	$(19,994)
Net Cash Provided by Financing Activities	$55,500	$3,074,000
Net Increase/ (Decrease) in Cash	$(2,085,464)	$989,479

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and September 30, 2012, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the years ended September 30, 2013 and 2012, respectively, 2,540,000 and 3,220,000 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

There are no current pronouncements that affect the Company

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXT FUEL, INC.

FINANCIAL STATEMENTS
CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF SEPTEMBER 30, 2013 AND 2012

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 1, 2011 TO SEPTEMBER 30, 2013

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

PAGE	F-6 – F-24	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Next Fuel, Inc.

We have audited the accompanying balance sheets of Next Fuel, Inc. as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Fuel, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses from operations and recognized minimal revenues since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Denver, Colorado
December 20, 2013

Next Fuel, Inc.
Balance Sheets

ASSETS

	September 30, 2013	September 30, 2012

Current Assets
Cash	$1,021,942	$3,107,406
Accounts Receivable, net of allowance for doubtful accounts	-	96,944
Prepaid Expenses	15,293	31,462
Total Current Assets	1,037,235	3,235,812

Equipment, net	19,402	23,204
Intangibles (Note 2(B))	-	-
Security Deposit	75,069	-

Total Assets	$1,131,706	$3,259,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$65,819	$53,588
Accounts payable - related party	2,588	4,932
Deferred Revenue	-	50,000
Total Liabilities	68,407	108,520

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,172,500 and 10,972,500
issued and outstanding, respectively	1,117	1,098
Additional paid-in capital	25,761,421	25,091,018
Accumulated deficit	(24,699,239)	(21,941,620)
Total Stockholders' Equity	1,063,299	3,150,496

Total Liabilities and Stockholders' Equity	$1,131,706	$3,259,016

See accompanying notes to financial statements

Next Fuel, Inc.
Statements of Operations

	For the Year Ended September 30,
	2013	2012

Sales	$45,557	$193,229
Contract Income	20,000	60,000
License Fee Income	50,000	50,000
Consulting Income	-	40,000
Total Revenues	115,557	343,229

Cost of Goods Sold	(267,696)	(206,327)

Gross Profit (Loss)	(152,139)	136,902

Operating Expenses
Professional fees	$425,290	$592,505
Research and development costs	51,187	68,844
Salary Expense	1,194,998	984,843
General and administrative	937,062	842,694
Total Operating Expenses	2,608,537	2,488,886

Loss from Operations	(2,760,676)	(2,351,984)

Other Expenses
Interest Income	3,057	4,481
Interest Expense	-	(60)
Total Other Income/(Expense)	3,057	4,421

LOSS BEFORE INCOME TAXES	(2,757,619)	(2,347,563)

Provision for Income Taxes	-	-

NET LOSS	$(2,757,619)	$(2,347,563)

Net Loss Per Share - Basic and Diluted	$(0.25)	$(0.23)

Weighted average number of shares outstanding
during the year - Basic and Diluted	11,076,966	10,188,804

See accompanying notes to financial statements

Next Fuel, Inc.
Statement of Changes in Stockholders' Equity
For the period from October 1, 2011 to September 30, 2013

	Common Stock		Additional			Total
			paid-in	Treasury	Accumulated	Stockholder's
	Shares	Amount	capital	Stock	Deficit	Equity

Balance, October 1, 2011	12,052,500	$1,206	$21,636,928	$(93,000)	$(19,594,057)	$1,951,077

Common stock issued for services	15,000	2	57,228			57,230

Share based compensation expense			415,752			415,752

Exercise of warrants	425,000	42	84,958			85,000

Common stock issued for cash	980,000	98	2,988,902			2,989,000

Cancelation of treasury shares	(2,500,000)	(250)	(92,750)	93,000		-

Net loss for the year ended September 30, 2012	-	-	-	-	(2,347,563)	(2,347,563)

Balance, September 30, 2012	10,972,500	1,098	25,091,018	-	(21,941,620)	3,150,496

Share based compensation expense			570,072			570,072

Common stock issued for services	15,000	1	44,849			44,850

Exercise of warrants	185,000	18	55,482			55,500

Net loss for the year ended September 30, 2013	-	-	-		(2,757,619)	(2,757,619)

Balance, September 30, 2013	11,172,500	$1,117	$25,761,421	$-	$(24,699,239)	$1,063,299

See accompanying notes to financial statements

Next Fuel, Inc.
Statements of Cash Flows

	For the Years Ended September 30,
	2013	2012
Cash Flows Used In Operating Activities:
Net Loss	$(2,757,619)	$(2,347,563)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	44,850	57,230
Compensation expense on stock options	570,072	415,752
Depreciation and amortization expense	5,947	3,210
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	96,944	(96,944)
Decrease (increase) in prepaid expenses	16,169	(2,589)
(Decrease) increase in employee advances	-	5,583
Increase (decrease) in accounts payable and accrued expenses	12,231	(113,204)
(Decrease) increase in accounts payable - related parties	(2,344)	3,948
(Decrease) increase in deferred revenue	(50,000)	10,000
Net Cash Used In Operating Activities	(2,063,750)	(2,064,577)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(2,145)	(19,944)
Security deposit	(75,069)	-
Net Cash Used In Investing Activities	(77,214)	(19,944)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	55,500	3,074,000
Net Cash Provided by Financing Activities	55,500	3,074,000

Net Increase (Decrease) in Cash	(2,085,464)	989,479

Cash at Beginning of Year	3,107,406	2,117,927

Cash at End of Year	$1,021,942	$3,107,406

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$60

Supplemental disclosure of non-cash investing and financing activities:

Cancelation of treasury shares	$-	$93,000

See accompanying notes to financial statements

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred recurring net losses from operations and recognized minimal revenues since inception.  The Company has a net loss of $2,757,619, and net cash used in operations of $2,063,750 for the year ended September 30, 2013.  Additionally, as of September 30, 2013, the Company had $1,021,942 in cash and cash equivalents and $68,407 in liabilities.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Due to the nature of current operations, and new license agreements and business activities (as described throughout the annual report and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability.  There can be no assurances that the Company will be able to obtain financing or achieve profitability.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013 and 2012, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the years ended September 30, 2013 and 2012 respectively, 0 and 575,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the years ended September 30, 2013 and 2012 respectively, 2,540,000 and 3,220,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(F) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

(G) Intangible Assets

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

(I) Stock-Based Compensation

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

(J) Income Taxes

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

The Company has no significant uncertain tax positions as of any date in the years ended September 30, 2013 or 2012, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of September 30, 2013.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2010 – 2013) for these jurisdictions.

	September 30, 2013	September 30, 2012

Expected income tax benefit at the U.S. statutory rate of 34%	$(920,590)	$(798,172)
Permanent Differences:
Stock Option Expense	183,183	116,892
Meals & Entertainment	3,822	4,857
Other	-	(4,348)
Effect of change in valuation allowance	733,585	680,771

Provision for income taxes	$-	$-

Deferred assets (liabilities):
Tax effect of net operating loss carryforward	$2,845,234	$1,719,203
Charitable contribution carryforward	34,235	34,051
Intellectual property/Intangible	5,016,756	5,400,900
Property and equipment	(3,373)	(1,247)
Deferred revenue	-	17,000
Stock compensation expense related to NQSO	35,105	24,464
Valuation allowance	(7,927,957)	(7,194,371)

Net deferred income tax assets	$-	$-

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

As of September 30, 2013 and 2012 the Company has a net operating loss carry forward of $8,369,000 and $5,056,000, respectively, available to offset future taxable income through 2033. The valuation allowance at September 30, 2013 was $7,927,957.  The valuation allowance at September 30, 2012 was $7,194,371. The net change in the valuation allowance for the years ended September 30, 2013 and 2012 was an increase of $733,585 and $680,771, respectively.

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
.
(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of September 30, 2013 and 2012.

(M) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the years ended September 30, 2013 and 2012 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

(N) Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

NOTE 2        EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)	Equipment

At September 30, 2013 and 2012, equipment is as follows:

	September 30, 2013	September 30, 2012

Computer Equipment	$15,755	$(798,172)
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500

Less accumulated depreciation	(13,006)	(7,059)

	$19,402	$23,204

Depreciation and amortization expense for the years ended September 30, 2013 and 2012 was $5,947 and $3,210 respectively.

(B)	Intangibles

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
AS OF SEPTEMBER 30, 2013

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

Coal-to-Gas (CTG) Technology
Next Fuel, Inc. is a technology provider and service company that assists owners of natural gas and oil production resources to increase the efficiency of their operations.  The Company continues the process of commercializing its Coal-to-Gas (CTG) technology with strategic international partners in China, India and Indonesia as it expands the range of technologies and services it offers both in the U.S. and in international markets.

Low Energy-input Pervaporation (LPV) Technology
The Company expects to launch its LPV water treatment technology after completing tests later this calendar year.  This LPV technology will provide the oil and gas industry with a new cost-effective method for treating waste water that contains the most challenging, high-salt and total dissolved solids used or produced in U.S. oil & gas operations to help the industry deal with environmental restrictions on operations.

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

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .2% and a maturity date of November 6, 2014.  Interest earned and accumulated for the year ended September 30, 2013 was $69.  As of September 30, 2013, the balance owed on the Company credit cards secured by the Certificate of Deposit was $12,023.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

(D)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share within the first year and $.30 per share within the second year. The warrants vest immediately.  The Company has valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

The following table summarizes all warrant grants as of September 30, 2013, and the related changes during the year then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2012	575,000	$0.20
Granted	-	-
Exercised	(185,000)	$0.30
Expired	(390,000)	$0.30
Balance at September 30, 2013	-	-
Warrants Exercisable at September 30, 2013	-	-

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

On February 12, 2012, the Company granted options to employees to purchase 2,900,000 shares of common stock at an exercise price of $4.09 per share.  500,000 shares will be vested if the Company raises an aggregate of Five Million ($5,000,000) in gross proceeds from the sales of securities after the grant date and on or before September 30, 2012.  1,200,000 shares will be vested if the Company has either (a) achieved greater than thirty (30) thousand cubic feet per day gas production from at least twenty production pumps on or before March 31, 2013, or (b) collected at least $1 million (USD) from licensees and other customers after the grant date and on or before March 31, 2013.  1,200,000 shares will be vested if the Company has both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($.20) Cents, and (b) the Company’s shares shall have been listed/quoted for trading on NASDAQ’s Capital market on or before March 31, 2014.  As of September 30, 2013, the first and second performance conditions were not achieved and those options have been canceled.  The Company has determined that none of the remaining performance conditions are probable of achievement as of the date of these financial statements and, therefore, no value has been recognized on these options.

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
AS OF SEPTEMBER 30, 2013

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

The Company has valued the above options at their fair value using the Black-Scholes option pricing method.  In addition to the exercise and grant date prices of the options, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following tables:

	Fiscal 2012	Fiscal 2012
	Employee	Non-Employee
	Stock Options	Stock Options
Expected term (years)	3.5	10
Expected volatility	57.57%	57.57% - 71.34%
Risk-free interest rate	0.40%	1.96% - 2.03%
Expected dividends	0	0

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

	Fiscal 2013 Employee Stock Options	Fiscal 2013 Non-Employee Stock Options
Expected term (years)	3	8.8
Expected volatility	89.43%	89.43%
Risk-free interest rate	.37%	1.55%
Expected dividends	0	0

During years ended September 30, 2013 and 2012, the Company recognized compensation expense related to stock options of $570,073 and $415,752, respectively.

For the years ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $281,267 and $173,000, respectively, related to vested employee stock options, $198,253 and $156,369, respectively, related to unvested employee stock options, $36,669 and $52,165, respectively, related to vested non-employee stock options, and $53,884 and $34,218, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of September 30, 2013 and 2012, and changes during the years then ended is presented below:

	Year Ended September 30, 2012
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2011	-	$-
Options granted	3,720,000	4.12
Options expired	-	-
Options cancelled	(500,000)	4.09
Options outstanding at September 30, 2012	3,220,000	$4.12
Options exercisable at September 30, 2012	116,666	$4.23

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

	Year Ended September 30, 2013
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2012	3,220,000	$4.12
Options granted	520,000	1.71
Options expired	-	-
Options cancelled	(1,200,000)	4.09
Options outstanding at September 30, 2013	2,540,000	$3.64
Options exercisable at September 30, 2013	499,996	$2.95

Changes in the Company’s unvested options for the year ended September 30, 2013 are summarized as follows:

	Number of	Weighted Average	Weighted Average Grant Date
	Options	Exercise Price	Fair Value
Non-vested options at September 30, 2012	3,103,334	$4.12	$.25
Options granted	520,000	1.71	1.00
Options vested	(383,330)	2.55	1.25
Options cancelled	(1,200,000)	4.09	-
Non-vested options at September 30, 2013	2,040,004	$3.82	$.39

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	3.13	$4.68	25,000	$4.68
4.25	385,000	8.14	4.25	194,997	4.25
4.20	10,000	8.14	4.20	3,333	4.20
4.09	1,550,000	8.38	4.09	16,666	4.09
1.71	520,000	8.14	1.71	260,000	1.71
Totals	2,540,000	8.13	$3.64	499,996	$2.95

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

NOTE 5         COMMITMENTS

On September 20, 2013, the Company entered into an agreement for outside financial consulting services.  The agreement calls for compensation at the rate of $150 per hour or, if the consultant is working for the Company at a location other than his office, at a rate of $1,000 per day plus reimbursement of travel, lodging and meal expense.  The agreement will terminate at the completion of the specified services or either party may terminate the agreement at any time, with or without cause, upon thirty (30) days’ notice to the other party.

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013.  The agreement calls for a monthly rental fee of $234.  Lease expense related to this operating lease for the year ended September 30, 2013 was $1,403.  Future minimum lease payments as of September 30, 2013 are as follows:

Fiscal year ending September 30
2014	$2,805
2015	2,805
2016	2,805
2017	1,403

$9,818

On December 19, 2012, the Company entered into a nine-month agreement to receive financial advisory and investment banking services.  The Company agreed to pay a non-refundable retainer fee in the form of 15,000 restricted shares of common stock of the Company (See Note 3(B)).  In addition, the Company agreed to pay a financing fee of eight percent (8%) of the gross proceeds upon the closing of any financing with any one or more of the advisors investors. The financing fee shall be four percent (4%) in the case of non-convertible debt financing. Furthermore, upon the first closing, a transaction fee of four percent (4%) of the aggregate consideration of each transaction shall be payable in the same form as the aggregate consideration in such transaction.  The agreement may be terminated by either party upon thirty days written notice.  As of September 30, 2013, no finance or transactions fees have been incurred in connection with this agreement.  The retainer fee was expensed in full during the quarter ended December 31, 2012.  This agreement has terminated.

On December 10, 2012, the Company entered into a one year consulting agreement for part-time lab work.  The agreement calls for compensation at the rate of $12.50 per hour or a fixed rate of $120 per day depending on the nature of the project.  This agreement has been terminated without any further obligation to the Company.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

On October 31, 2011, the Company entered into an initial twelve month agreement with an outside party to assist the Company in financial advisory services. The agreement required a payment of $10,000 upon execution, a payment of $6,000 upon the Company’s stock being quoted on OTCQX, and thereafter a quarterly fee of $6,000 until such time as the agreement is terminated.  This agreement has been terminated.

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

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

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

On May 12, 2013 we amended our March 31, 2012 License Agreement.  Under the terms of that license agreement, the Licensee agreed to pay us for at least fifty Gas Generating Units for the year ended March 31, 2013, whether or not the Licensee achieved that number of Gas Generating Units.  Under the terms of the license agreement before this amendment, the Licensee was obligated to pay us an additional $1,380,000 for the year ended March 31, 2013.  This amendment delayed the Licensee’s obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness). We currently plan to exercise our right to terminate the license agreement with Future Fuel, unless after the first of the year, we and Future Fuel are able to negotiate a new agreement that would include a new payment schedule in which we will have a clearer path to revenue with respect to our China operations. If we are not able to achieve that goal or otherwise generate substantial revenue, we will likely become a  development stage company for financial reporting purposes.

NOTE 7         RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company paid $13,500 for outside consulting services to a company owned by one of its employee/shareholders.

On April 20, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $10,000 (See Note 2B).

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the year ended September 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement (See Note 6).

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  Since termination at the end of March 2013, the Company has continued to lease this space on the same terms on a month to month basis.  The total paid under this agreement during the year ended September 30, 2013 was $13,920.

On February 13, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $15,000.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

On February 8, 2012, the Company purchased technology and intellectual property from officers/employees in the amount of $15,000.  In addition, as part of the agreement, the Company granted stock options to the employees for 300,000 shares of common stock at an exercise price of $4.09 (See Note 4).

Starting in June 2011, the Company rented office space on a month to month basis for approximately $1,118 per month from a related party.  The total amount of rent paid to the related party for the years ended September 30, 2013 and 2012 was $4,472 and $13,416, respectively.  This rental agreement was terminated effective February 15, 2013.

NOTE 8         RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  On January 23, 2013, the Company approved a one time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NOTE 9         LETTER OF INTENT

On August 30, 2013, the Company entered into a non-binding letter of intent for the purchase of Elite Construction and Fabrication, LLC for a total consideration of $5,500,000.  This Letter of Intent expired on November 15, 2013.

 NOTE 10      SUBSEQUENT EVENTS

On November 1, 2013, the Company entered into an agreement with a related party for consulting services.  The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500.  The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days notice.

On November 1, 2013, the Company entered into a month to month rental agreement with a director/shareholder for the use of a 5th Wheel Trailer by an employee for temporary lodging during field work.  The rental agreement calls for a monthly rental of $1,200.

On October 30, 2013, the Company entered into a non-binding letter of intent for the purchase of Integra Water Filtration Units and Technology from Layne Christensen Company for a total consideration of $900,000.  The Company paid an initial deposit of $100,000 on November 14, 2013, in connection with this technology purchase.

NEXT FUEL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

On October 15, 2013, the Company entered into an agreement for environmental services in China.  The agreement calls for a fixed monthly fee of $7,500 and shall terminate on December 31, 2013, unless extended upon mutual written agreement of the parties.

On October 7, 2013, the Company entered into an agreement for underwriting/brokerage services related to a proposed public offering.  An initial, non-refundable, advisory fee was paid upon the signing of the engagement letter.  The agreement calls for an underwriting fee of six percent (6%) of the amount raised in the public offering as well as warrants to purchase the aggregate number of shares as would be equal to three percent (3%) of the total number of shares sold pursuant to the public offering.  The agreement also calls for payment of a success-based non-accountable expense allowance in the amount of two percent (2%) of the gross proceeds of the offering and reimbursement for incurred expenses.

On October 1, 2013, the Company entered into an agreement for exclusive financial advisory services related to potential acquisitions.  The agreement calls for a placement success fee of eight percent (8%) of the gross proceeds of the placement as well as issuance of stock equal to three percent (3%) of the fully diluted shares outstanding, post-merger, including the shares from the capital raise.  The agreement expires on December 31, 2013, and will continue thereafter on a month to month basis unless cancelled by 30 days written notice.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, September 30, 2013, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

The Company's management is addressing these weaknesses by starting the process of seeking to recruit independent Directors so that the Company's Audit Committee that meets regulatory requirements for independence and financial expert experience. The Company also started the process of retaining additional staff to assist its internal staff with compliance issues.  However, budgetary constraints make it unlikely that we will increase our internal staff until after we raise additional capital.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2013. Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective for the reasons described under "Evaluation of Disclosure Controls and Procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting. We made no modifications  in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as additional staffing has been added,

As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified.

Directors and Executive Officers

The executive officers and members of the Board of Directors of the Company are as follows:

NAME	POSITION(S)
Robert H. Craig (Age 51)	Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors
Dr. Song Jin (Age 44)	President and Chief Operating, Chief Technology Officer and Member of the Board of Directors
Robin Kindle (Age 60)	Vice President and Chief Financial Officer
Jon Larsen (Age 59)	Vice President of Operations
Guangwei Guo (Age 52)	Member of the Board of Directors

Paul Kostecki (1) (Age 64)	Member of the Board of Directors

R. Scott Williams (2) (Age 62)	Member of the Board of Directors

(1)  Mr. Kostecki is the Chairman of the Audit Committee and is a member of the Compensation Committee.

(2)  Mr. Williams is the Chairman of the Compensation Committee and is a member of the Audit Committee.

Mr. Robert H. Craig (51 years old) became the CEO of the Company and Chairman of the Company's Board of Directors on March 28, 2011. From January 2003 until December 2010, he was a founder and owner of WYTEX Ventures, LLC, a coal bed methane exploration and production company based in Wyoming. From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of seven bankers. Mr. Craig was awarded a BBA in 1998 and an MBA in 2001 from the University of Houston.

Mr. Song Jin (44 years old) became the President, Chief Operating Officer and Chief Technology Officer of the Company and a member of the Company's Board of Directors on April 1, 2011. From August 2009 until February 2011, he was the Research Director of Ciris Energy Inc. (a natural gas company). From June 2008 until July 2009, he was the Principal Scientist of MWH Americas (a multi-national full-service environmental engineering company). From July 2006 until May 2008, he was the Principal Scientist of Western Research Institute (a non-profit research and development company with focus on development and commercialization of energy and environmental technologies). Since January 2005, Song Jin has been an Adjunct Professor at the University of Wyoming. Mr. Jin received a B.S. degree in Biochemistry from Anhui University (China). He received a M.S. degree in Plant Physiology (plant molecular biology) from the University of Wyoming. He received a Ph.D. degree in Zoology and Physiology (environmental microbiology) from the University of Wyoming.

Mr. Robin Kindle (60 years old) became Vice President and Chief Financial Officer of the Company on March 28, 2011. From January 2003 until December 2010 he was an owner of WYTEX Ventures, LLC and Loral Operating, LLC, both coalbed methane exploration and production companies. Mr. Kindle was the Director of Investor Relations for U.S. Energy Corp. from April 1998 until December 2003. U.S. Energy Corp. is a public company that engages in both oil and gas operations and various other mineral developments. Mr. Kindle was awarded a Bachelor of Science Degree in Biology from the University of Wyoming.

Mr. Jon Larsen (59 years old) became the Vice President of Operations of the Company on March 28, 2011. From March 2005 until March 2011 he was the President of Loral Operating, LLC., a coal bed methane exploration and production company based in Wyoming. From July 2003 until March 2005 Mr. Larsen was the Senior Land Surveyor of P.E. Grosh Construction, Inc. a civil engineering design and construction company. Mr. Larsen has extensive field experience in all aspects of the coal bed methane industry and has several years experience specifically in field operations that utilize coal-to-gas technology.

Mr. Guangwei Guo (52 years old) is the Managing Director of San Ding Jiu Yuan (Beijing) Venture Capital Co. Ltd. (an investment company) since January 2011. He was the General Manager of Ordos Huigu Industrial Design Park Co. Ltd. (an organization with a mission to attract companies with advanced technologies to the city of Ordos) between November 2008 and May 2011. From May 2006 to October 2008, he was the General Manager of Inner Mongolia Lepuweiye Energy Saving Co. Ltd. (a company that focuses on commercialization of technologies with energy-saving benefits in industrial applications). From September 2005 to April 2006, he was the General Manager of Qinghai Soda Industry Co. Ltd. (a manufacturer of various chemicals such as sodium carbonate). Mr. Guo graduated from Inner Mongolia Industrial University (China) with a Bachelor's degree in engineering.

Mr. Paul Kostecki (64 years old) has over thirty years of experience in the assessment and remediation of environmental contamination in the academic and private sectors. He has worked at the University of Massachusetts Amherst since 1980 where he has served as Professor; Associate Director for the Northeast Regional Environmental and Public Health Center (1996 – present); Vice Chancellor for Research and Engagement (VCRE) (2003 – 2009); and Special Assistant to the Vice President of Academic Affairs and Internal Relations (2009 -2011). Working in the University’s President’s office he led the Clean Energy China initiative which sought Chinese investment funds for University intellectual property development. Dr. Kostecki has authored/co-authored over 150 journal articles, book chapters and reports as well as co-authored two books and co-edited over 30 books. Dr. Kostecki has created three companies, two for profit, the Association for the Environmental Health and Sciences (AEHS) (1990 –present) and Amherst Scientific Publishers (1995 – present), and one non-profit, AEHS Foundation (2008 – present). In addition to the international organization AEHS, he created the International Society for Environmental Forensics (ISEF) (2000 – present). Dr. Kostecki serves as President of the AEHS Foundation. He received his Ph.D. in Natural Resources from the University of Michigan

R. Scott Williams (62 years old) and since August 2001 is a partner in Penntex Petroleum, and Nestex Energy which are Oil and Gas production companies with oil and gas wells located outside of Austin, Texas. Mr. Williams and his partner formed Penntex Petroleum in September 2001 to acquire oil and gas production in Lee and Burleson Counties, Texas.  Subsequently, they acquired additional acreage in the same field and formed Nestex Energy to drill additional wells in 2007.  Since 2005, Mr. Williams has been a partner and portfolio manager of Hawk Opportunity Fund LP, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, Mr. Williams and his partner in the Fund, were instrumental in the formation and funding of Next Fuel, Inc. (NXFI).  Mr. Williams holds a B.A. from the University of Oklahoma in Political Science with a minor in economics.

Board of Directors

Director Independence

See Item 13 "Certain Relationships and Related Transactions, Director Independence," of this Report.

Committees of the Board

On April 23,2013, our Board of Directors established an Audit Committee and a Compensation Committee.  R. Scott Williams and Paul Kostecki are the members of both committees.  Mr. Williams is Chairman of the Compensation Committee.  Mr, Kostecki is Chairman of the Audit Committee.  Neither committee has a charter.

Our Board of Directors has not established a nominating committee or other permanent committee, because the Board believes that it is unnecessary in light of the Board’s small size.

Meetings

Our Board of Directors held two (2) meetings in the year ended September 30, 2013, and the Board acted by unanimous written consent two (2) times during that period. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

The Audit Committee did not hold any meetings or act by written consent in the year ended September 30, 2013.

The Compensation Committee did not hold any meetings or act by written consent in the year ended September 30, 2013.

Our Board of Directors has not established a nominating committee or other permanent committee because the Board believes that it is unnecessary in light of the Board’s small size.

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

Nomination of directors

Three (3) of our incumbent directors were appointed pursuant to agreements in which stockholders acquired shares of our stock. We have not received any other director nominations from shareholders.

On December 7, 2012, our Board evaluated two additional candidates to become Board members, which   were elected at the  Annual Meeting of Shareholders held February 27, 2013.  Both candidates were recommended by then current Board members and were nominated by unanimous approval of our three then current Board members.  Mr. R. Scott Williams is the beneficial owner of more than five percent (5%) of our outstanding shares.  See Item 12 "Security Ownership of Certain Beneficial Owners and Management" of this Report.  Mr. Paul T. Kostnecki does not own any shares of this Company and has had no prior business relationships or transactions with the Company.

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

Our fiscal year end was September 30, 2013. We held our last meeting of stockholders in February of 2013. We expect we will hold our next annual meeting of stockholders in the first half of 2014.  We have not considered nominees for the Annual Meeting of Shareholders we will hold in 2014.  We believe that the size of our Board is appropriate for the size and complexity of our business.

The Board will consider properly submitted stockholder nominations received on or before January 15, 2014 for candidates for the Board of Directors for the Annual Meeting to be held in 2014  in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board and the material provided by a stockholder to the corporate secretary for consideration of a nominee for director will be forwarded to the Board.  All candidates will be evaluated at meetings of the Board. In evaluating such nominations, the Board will seek to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board of Directors. The Board will consider candidates with excellent decision-making ability, business experience, personal integrity and reputation. The Board does not have a policy regarding diversity of directors.

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

Compliance with Section 16(a) of the Exchange Act

During fiscal year 2013, we filed reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934. Therefore, our officers and directors were not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation is reported pursuant to rules applicable to "smaller reporting companies" as provided in Rule 402 (l) of Regulation S-K.

The following table summarizes the compensation paid to certain of our executive officers for the years ended September 30 2013 and September 30, 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Robert H. Craig (3)	2013	$159,907	$0	$77,128	$47,132	$284,167
Chief Executive Officer	2012	$150,000	$74,016	$123,750	$21,373	$369,139
Dr. Song Jin, (4)	2013	$159,907	$0	$77,128	$38,029	$275,064
President, Chief Operating Officer, Chief Technology Officer	2012	$150,000	$39,903	$129,750	$12,291	$331,944
Robin Kindle (5)	2013	$127,926	$0	$72,307	$38,521	$238,754
Vice President and Chief Financial Officer	2012	$120,000	$38,640	$86,850	$23,557	$269,047
________________
(1)
Pursuant to SEC rules, the values reported in the Option Award Value Column of the table reflect the aggregate grant date fair value of stock options for each listed officer and director.  We calculate grant date fair value of stock options using the Black-Scholes option pricing model.  The assumptions used to calculate the aggregate grant date fair value of options are described in Note 4 of Notes to Financial Statements for the year ended September 30, 2013 which are included in Item 8 of this Report.  We ascribed an Award Value for options granted under the 2011 Equity Compensation Plan, because these options have vesting provisions that are based on the passage of time.  Options granted under the 2012 Technology Acquisition Plan and options granted under the 2012 Equity Performance Bonus Plan, however, vest only upon the occurrence of specified events.  It is not yet probable that these performance based options will vest.  Accordingly, we have not yet ascribed an Award Value to these performance based options granted under the 2012 Technology Acquisition Plan and the 2012 Equity Performance Bonus Plan.  No value will ever be ascribed to 350,000 of the options granted to the officers named in the Table under the 2012 Equity Performance Bonus Plan that terminated on September 30, 2012 without having vested or been exercised or to the 900,000 options granted to the officers named in the Table under the 2012 Equity Performance Bonus Plan that terminated on September 30, 2013.  We will continue to evaluate when it becomes appropriate to ascribe value to the remaining unexpired options based on when it becomes probable that these options will vest.  For information about the vesting provisions of these performance based options, see "Executive Compensation – 2012 Technology Acquisition Equity Plan" and "Executive Compensation – Next Fuel Three year Goals and 2012 Performance Bonus Equity Plan."

(2)
Other Compensation for each named officer consists of group health insurance premiums paid by the Company for each officer under a plan that is available to all full-time employees of the Company; a $50,000 life insurance policy that is paid for all employees; and an accident insurance policy that is paid for all employees. The Company did not make any stock awards during 2012 or 2013. Stock option awards for each named officer are reported in another table. Additionally, a one-time contribution to the officer’s 401K plan was made on February 27, 2013. For each of Mr. Craig and Jin Other Compensation for 2013 includes $3,000 paid for serving on our Board of Directors.

Except as described below, we have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during either of the two years ended September 30, 2013.

Employment Agreements

The Company entered into Employment Agreements, effective Apri1 1, 2011, with the following officers: Messrs. Craig, Jin, Kindle and Larsen. These agreements all expired on March 31, 2013.  Employment continues on an at-will basis since the agreement expired.

Except for salary differences, the Employment Agreements for all officers are the same.

The Employment Agreements had an initial annual salary of $120,000 for Messrs. Craig, Jin and Kindle and $70,000 for Mr. Larsen.  Effective May 1, 2011, our Board of Directors approved $30,000 salary increases to $150,000 for Robert Craig and Song Jin.  Effective January 1, 2013 our Board approved salary increases to the following annual levels: $159,907 for Mr. Craig, $159,907 for Mr. Jin, $127,906 for Mr. Kindle, and $74,664 for Mr. Larsen:  Such salary levels have continued in effect following expiration of the employment agreements.

The principal terms of the Employment Agreements include the following terms:  The officers are entitled to participate in bonus plans and benefit plans to the extent the Company from time to time initiates such plans. Benefits are payable during the severance period (one year), if the terms of the benefit plans permit.

The Technology Purchase Agreement, which is described under the caption "Certain Relationships and Related Transactions," contains non-competition provisions for each of the above named officers. The non-competition restrictions last until the later of March 31, 2015 or one year after termination of employment.

We have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during the two-year period ended September 30, 2013 or thereafter except as described herein.

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

On January 23, 2013 we granted a total of 520,000 ten-year options under the 2011 Plan, of which 315,000 options were granted to executive officers and directors listed in the Table below.  All the options have an exercise price of $1.71 per share.  Half the options were vested on the grant date.  25% will vest on January 23, 2014 and 25% will vest on January 23, 2015.

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

The Company did not achieve the 2012 Value Milestone by the September 30, 2012 target date and all 500,000 stock options of the officers and other employees related to the 2012 Value Milestone terminated on September 30, 2012.  The terminated options were returned to the Plan and are available to be re-granted in the future. Likewise, the Company did not achieve the 2013 Value Milestone by the March 31, 2013 target date and all 1,200,000 stock options of the officers and other employees related to the 2013 Value Milestone terminated on March 31, 2013. The terminated options were returned to the Plan and are available to be re-granted in the future.

2012 Technology Acquisition Equity Plan

On February 12, 2012 our Board of Directors approved a 2012 Technology Acquisition Equity Performance Plan (the "2012 Acquisition Plan") which reserves options to purchase 350,000 shares of our Common Stock, of which the Board granted awards of all 350,000 options to two executive officers and a consultant. The options, plus $42,500 of cash, were consideration to inventors to compensate them for services related to assisting the Company to secure patent protection for Company's Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology they assigned to the Company. These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years. 150,000 of these options were granted to our Chief Executive Officer, Mr. Robert Craig and 150,000 of these options were granted to our President, Mr. Song Jin for contributions to the CPV Technology. The options for Messrs. Craig and Jin do not vest unless a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company. The remaining 50,000 stock options were granted to an unrelated inventor who contributed to the LPV Technology. One third of these 50,000 options vested by reason of filing a provisional U. S. patent application for the LPV Technology on January 3, 2012. Another one third of these stock options  vested upon filing when the Company filed a Definitive Patent Application and the Chief Executive Officer of the Company determined the inventor fulfilled his obligation to assist the Company in such endeavor.  One third of the 50,000 stock options will vest when the Chief Executive Officer of the Company determines the inventor fulfilled his obligation to assist the Company obtain patent protection for the acquired LPV Technology.

Options Vested or Exercised since September 30, 2012

One third of the 2011 Equity Compensation Plan options that were granted on November 17, 2011, became vested on November 17, 2012 and another one third vested on November 17, 2013. Half of the options granted on January 23, 2013 were vested on the date the options were granted. Our officers and directors did not exercise any options during this period.

Value of Award Grants under the Plans since September 30, 2012

The following tables provide information regarding the grants of stock options that has been authorized for executive officers and directors since the end of the fiscal year ended September 30, 2012 under the three plans described above.  All such option grants were made pursuant to the 2011 Equity Compensation Plan of the Company.

Option Awards Under Plans – Year Ended September 30, 2013

Name and Position	Grant Date	Number Stock Options	Exercise Price(1)	Option Awards Value(2)
Mr. Robert Craig Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors	1/23/13	80,000	$1.71	$77,128
Dr. Song Jin President and Chief Operating, Chief Technology Officer and Member of the Board of Directors	1/23/13	80,000	$1.71	$77,128
Mr. Guangwei Guo Member of the Board of Directors	1/23/13	20,000	$1,71	$28,304
Mr. Robin Kindle Vice President and Chief Financial Officer	1/23/13	75,000	$1,71	$72,307
Mr. Jon Larson Vice President of Operations	1/23/13	60,000	$1.71	$57,846

TOTAL (for Five Officers and Directors)		315,000		$312,713
________________
(1)	Exercise Price is equal to the fair market value of the Common stock of the Company on the grant date.
(2)
Pursuant to SEC rules, the values reported in the Option Award Value Column of the tables reflect the aggregate grant date fair value of stock options for each listed officer and director. We calculate grant date fair value of stock options using the Black-Scholes option pricing model. The assumptions used to calculate the aggregate grant date fair value of options are described in Note 4 of Notes to Financial Statements included in this Report.  We ascribed an Award Value for options granted under the 2011 Equity Compensation Plan, because these options have vesting provisions that are based on the passage of time.  Half of the options granted were fully vested on the grant date.  25% of the options granted will vest on January 23, 2014 and 25% will vest on January 23, 2015.

Outstanding Option Grants under the Plans

The following table provides information regarding grants of stock options that remain outstanding at the end of the fiscal year ended September 30, 2013.  No compensation related stock grants were outstanding at that time.  All the grants reported in the table were authorized during the fiscal years ended September 30, 2013 and September 30, 2012 pursuant to Plans described in this Report.

Name	Grant Date	Number shares Underlying Unexercised Options # Exercisable		Number Shares Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards Number Shares Underlying Unexercised Unearned Options		Option Exercise Price	Option Termination Date
Robert Craig	11/17/2011	50,000	(1)	25,000	(1)	--		$4.68	11/17/2021
CEO & Director	02/12/2012	--		--		150,000	(2)	$4.09	02/12/2022
	02/12/2012	--		--		400,000	(3)	$4.09	02/12/2012
	01/23/2013	40,000	(4)	40,000				$1.71	01/23/2023

Mr. Song Jim	11/17/2011	50,000	(1)	25,000	(1)	--		$4.25	11/17/2021
President & COO & Director	02/12/2012	--		--		150,000	(2)	$4.09	02/12/2022
	02/12/2012	--		--		400,000	(3)	$4.09	02/12/2022
	01/23/13	40,000	(4)	40,000				1.71	01/23/2023

Mr. Robin Kindle	11/17/2011	33,334	(1)	16,666	(1)	--		$4.25	11/17/2021
VP & CFO	02/12/2012	--		--		100,000	(3)	$4.09	02/12/2022
	01/23/13	37,500	(4)	37,500				1.71	01/23/2023

Mr. Jon Larsen	11/17/2011	33,334	(1)	16,666	(1)	--		$4.25	11/17/2021
VP Operations	02/12/2012	--		--		100,000	(3)	$4.09	02/12/2022
	01/23/13	30,000	(4)	30,000				1.71	01/23/2023

Mr. Guangwei Guo	11/17/2011	6,667	(1)	3,333	(1)	--		$4.25	11/17/2021
Director	01/23/13	10,000	(4)	10,000				1.71	01/23/2023
________________
(1)
Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and are subject to time based vesting on November 12, 2012, 2013 and 2014.  Options become exercisable when the options vest.  Options that are shown as vested did not vest until November 17, 2012.

(2)
Options were granted pursuant to 2012 Technology Acquisition Equity Plan (described in the narrative description of our Plans).  These options vest only if a majority of the members of the Board of Directors of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company.  Options become exercisable when the options vest.  See Item 1 "Business – Other Technologies" of this Report for additional information about our CPV Technology.

(3)
Options were granted pursuant to 2012 Equity Performance Bonus Plan (described in the narrative description of our Plans) with reported options vesting September 30, 2014, if on or before that date the Company shall have both (a) achieved for any period consisting of four consecutive fiscal quarters aggregate gross revenue per share of at least Twenty ($0.20) Cents, or (b) the Company's shares shall have been listed /quoted for trading on NASDAQ's Capital market (the "2014 Value Milestone").  Options become exercisable when the options vest.  Shares reported in the Table do not include options that terminated because the 2012 Value Milestone and the 2013 Value Milestone were not achieved for: Mr. Craig 500,000 options, Mr. Song Jin 500,000 options, Mr. Kindle 175,000 options and Mr. Larsen 175,000 options.

(4)
Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and are subject to time based vesting on January 23, 2013 and January 23, 2014.  Options become exercisable when the options vest.  Options that are shown as vested became vested on the January 23, 2013 grant date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 1, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category

Plans Approved by Our Shareholders
2011 Equity Compensation Plan	990,000	$2.25	10,000

Plans Not Approved by Our Shareholders
2012 Equity Bonus Performance Plan	1,200,000	$4.09	2,800,000
2012 Technology Acquisition Equity Plan	350,000	$4.09	None

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

Golden Parachute Compensation

We do not have any type of compensation, whether present, deferred or contingent that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all our assets. Our stock option award grants described above do not include accelerated vesting on account of a sale transaction, except for grants pursuant to the 2012 Performance Equity Plan. We have not reported the value of such options here, because the market price of our shares on September 30, 2013 was less than the $4.09 exercise price of these options. See "Executive Compensation - Next Fuel Three Year Goals and 2012 Performance Equity Plan". We have severance provisions in employment agreements with certain officers as described above, which are triggered by termination of employment, whether in connection with a sale transaction or otherwise. See "Executive Compensation - Employment Agreements."

Director Compensation

Our directors currently received no cash compensation or other benefits for their service as directors during the year ended September 30, 2013 except for stock options described in the Table below.  We changed our Board compensation policy on October 3, 2013.  This change, which was made retroactive to January 1, 2013, compensates our Board members $1,500 for each Board or committee meeting they attend in person and $500 for each Board or committee meeting that attend via telephone conference call.,

The following table summarizes the compensation paid to members of our Board of Directors who are not also executive officers of the Company for the year ended September 30 2013 after giving retroactive effect to fees paid after September 30, 2013 for meetings between January 1, 2013 and September 30, 2013.

Summary Compensation Table For Members of Board of Directors

Name and Principal Position	Fees Earned Paid in Cash (1)	Option Awards (2)	All Other Compensation (3)
Mr. Guangwei Guo	$3,000	$20,000	$0

Paul Kostecki (3)	$3,000	$0	$0

R. Scott Williams (4)	$3,000	$0	$0
________________
(1)	Mr. Robert Craig, our Chief Executive Officer, and Mr. Song Jin, our President and Chief Operating Officer, were also paid $3,000 each for their service on our Board of Directors. These payments are included in "Other Compensation" on the Summary Compensation Table.
(2)
Options awarded January 23, 2013 for an exercise price of $1.71 per share, which was the fair market value of shares of the Common Stock of the Company on the grant date.  Half of the options granted were fully vested on the grant date.  25% of the options granted will vest on January 23, 2014and 25% will vest on January 23, 2015.  All such option grants were made pursuant to the 2011 Equity Compensation Plan of the Company.

(3)	Includes for Mr. Kostecki compensation for service as the Chairman of the Audit Committee and as a member of the Compensation Committee.
(4)	Includes for Mr. Williams compensation for service as the Chairman of the Compensation Committee and as a member of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 1, 2013 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Next Fuel, Inc., 122 North Main Street, Sheridan, WY 82801.

Security Ownership of Certain Beneficial Owners and Management.

The following table describes, as of December 1, 2013, the beneficial ownership of our Common Stock by each person (other than officers and directors of the Company) known by the Company to beneficially own five (5%) percent or more of our outstanding shares of Common Stock.

Shareholder Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
David S. Callan (3)(4) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,260,780	11.3%

HWC, LLC (5) c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	773,280	6.9%

Hawk Management L.P. (6) c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	673,280	6.0%

Hawk Opportunity Fund, L.P. (7) 159 North State Street Newtown PA, 18949	673,2880	6.0%
________________
(1)
Shares are reported in the table as currently beneficially owned if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 11,172,500 shares of our Common Stock outstanding at December 1, 2013. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
David Callan and Scott Williams (a member of our Board of Directors) are the sole managing members of HWC, LLC. They each beneficially own all securities that HWC, LLC beneficially owns. HWC, LLC is the sole general partner of Hawk Management, L. P. HWC, LLC beneficially owns all securities that Hawk Management, L. P. beneficially owns. Hawk Management L. P. is the sole general partner of Hawk Opportunity Fund, L. P. Hawk Management, L. P. beneficially owns all securities that Hawk Opportunity Fund, L. P. beneficially owns. Collectively, Callan and Williams and these three entities beneficially own 1,798,484 shares of our Common Stock, which constitutes approximately 16% of the Company's outstanding shares of Common Stock.

(4)
Includes for Mr. Callan: (i) 362, 500 shares personally owned by Mr. Callan; (ii) 125,000 shares Mr. Callan has the right to acquire from John Cline, a former chief executive officer of the Company; and (iii) 773,280 shares Mr. Callan indirectly beneficially owns by reason of Mr. Callan being a managing member of HWC, LLC.

(5)	Includes for HWC, LLC (i) 100,000 shares directly owned by HWC, LLC and (ii) 673,280 shares HWC LLC beneficially owns by reason of being the sole general partner of Hawk Management, L.P.

(6)	All shares reported as beneficially owned by Hawk Management, L. P. are owned by reason of Hawk Management, L. P. being the sole general partner of Hawk Opportunity Fund, L.P.

(7)	Includes for Hawk Opportunity Fund, L. P. 673,280 shares directly owned by Hawk Opportunity Fund, L. P.

The following table describes, as of December 1, 2013, the beneficial ownership of our Common Stock by (i) each of our current directors, (ii) each of our executive officers and (iii) all of our current directors and executive officers as a group.

Shareholder	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Robert H. Craig(3)	1,055,000	9.4%
Song Jin (4)	1,180,000	10.5%
Robin Kindle (5)	869,582	7.7%
Jon Larsen (6)	258,332	2.3%
Guangwei Guo (7)	1,638,666	4.6%
R. Scott Williams (8)	1,310,984	11.7%
All executive officers and directors as a group (six persons) (3) (4)	6,312,564	55.0%
________________
(1)
Shares are reported in the table as currently beneficially owned, if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned, if the person has sole power, or shares the power, to vote or sell the shares.

(2)
Based on 11,172,500 shares of our Common Stock outstanding at December 1, 2013. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
Includes 110,000 shares Mr. Craig has the right to acquire at any time pursuant to outstanding vested options.  Does not include 595,000 shares subject to outstanding unvested options of Mr. Craig which cannot be exercised within sixty (60) days after December 1, 2013.

(4)
Includes 110,000 shares Mr. Song Jin has the right to acquire at any time pursuant to outstanding vested options.   Does not include 595,000 shares subject to outstanding unvested options of Mr. Song Jin which cannot be exercised within sixty (60) days after December 1, 2013.

(5)
Also includes 89,582 shares Mr. Kindle has the right to acquire at any time pursuant to outstanding vested options.  Does not include 135,418 shares subject to outstanding unvested options of Mr. Kindle which cannot be exercised within sixty (60) days after December 1, 2013.

(6)
Includes 78,332 shares Mr. Larsen has the right to acquire at any time pursuant to outstanding vested options.  Does not include 131,668 shares subject to outstanding unvested options of Mr. Larsen which cannot be exercised within sixty (60) days after December 1, 2013.

(7)
Does not include 813,000 shares of Common Stock owned by business associates of Mr. Guo or 100,000 shares owned by an adult daughter of Mr. Guo, to which Mr. Guo disclaims beneficial ownership.   Does not include 8,334 shares subject to outstanding unvested stock options of Mr. Guo which cannot be exercised within sixty (60) days after December 1, 2013. Includes 21,666 shares Mr. Guo has the right to acquire at any time pursuant to outstanding vested options.

(8)
Includes for Mr. Williams: (i) 402,704 shares personally owned by Mr. Williams (including shares in an IRA account); (ii) 125,000 shares Mr. Williams has the right to acquire from John Cline, a former chief executive officer of the Company; (iii) 773,280 shares Mr. Williams indirectly beneficially owns by reason of Mr. Williams being a managing member of HWC, LLC and (iv) 10,000 shares owned by Mr. Williams' wife.

Acquisitions of Shares and Agreements Related to Shares

Mr. Guo and his Affiliates, the officers of the Company, Hawk Opportunity Fund, L. P. and its partners (Callan and William) acquired their shares as described in Item 13 "Certain Relationships" and "Related Transactions, and Director Independence" of this Report  and the Item 13 "Certain Relationships and Related Transactions" of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Except for Paul Kostecki, all the current members of our Board of Directors are either officers or major shareholders of the Company or both. Our Board of Directors follows the standards of independence established under the NASDAQ rules. Mr. Kostecki is the only current Member of our Board of Directors that is independent. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining whether any directors are independent.

Lease of Office from Director.

The Company also leases approximately 1,000 square feet of office space in Fort Collins, Colorado from Mr. Guangwei Guo one of our directors on a one year lease starting on April 1, 2012, which expired on March 31, 2013 for $1,160.00 per month. We currently lease this space on a month to month basis.

License Agreement.

In April 2012, the Company has entered into a License Agreement with an affiliate of Guangwei Guo, a member of the Board of Directors of the Company.  The License Agreement was amended in April 2013.  The terms of the License Agreement and the Amendment are as follows:

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

The License Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People's Republic of China and the Republic of Mongolia (the "Licensed Territory"). We did not grant the Licensee any rights outside the Licensed Territory.

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

One half (50%) of the first payment is due within (20) days after the first production or injection well is drilled on a Gas Generating Unit and one half (50%) is due upon the presence of biogenic methane gas from that Gas Generating Unit. We received a $60,000 payment for four GGUs in June 2012. Thereafter annual Thirty Thousand ($30,000) Dollar (USD) payments are due for the gas producing life of the Gas Generating Unit. We cease to earn payments for a GGU when the GGU ceases being capable of producing gas.  Beginning April 1, 2013, the Licensee was required to pay Fifty Thousand ($50,000) Dollars (USD) for technical support for each new Gas Generating Unit the Licensee opens.

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

The Licensee originally had a contractual commitment to add at least fifty (50) new Gas Generating Units in the People's Republic of China during the first year of the Agreement, which would result in a minimum of $1,500,000 of license fees for the first year. Except for this first year commitment, the Licensee's only obligation in later years is to use commercially reasonable efforts to commercialize the technology.   The Agreement originally had a one year guaranteed term, which ended on March 31, 2013. To continue to extend the term of the license each year after that date, the Licensee was required to add fifty (50) new Gas Generating Unit (GGUs) in China and twenty-five (25) new GGUs in Mongolia.  Amendment No. 2 to the License Agreement changed these first year terms as described below.

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

On May 12, 2013 we amended our March 31, 2012 License Agreement.  This amendment delayed the Licensee’s obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).  We currently plan to exercise our right to terminate the license agreement with Future Fuel, unless after the first of the year, we and Future Fuel are able to negotiate a new agreement that would include a new payment schedule in which we will have a clearer path to revenue with respect to our China operations. If we are not able to achieve that goal or otherwise generate substantial revenue, we will likely become a  development stage company for financial reporting purposes.

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

All contractual restrictions on re-sales of our outstanding shares of Common Stock terminated earlier this year other than requirements that re-sales occur in compliance with securities laws.

Exercises of Warrants.

On March 31, 2013, the Company received the exercise price of $0.30 per warrant for 185,000 warrants. All shares issued and issuable upon exercise of the warrant are subject to Lock-up and Installment Re-Sales Agreements.

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

All contractual restrictions on re-sales of our outstanding shares of Common Stock terminated earlier this year other than requirements that re-sales occur in compliance with securities laws.

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

Spring 2012 Sales of Securities

Pursuant to a Subscription Agreements dated March 26, 2012 and May 25,2012, on April 12, 2012 and May 28, 2012, the Company sold Nine Hundred Eighty Thousand shares of Common Stock for Three Dollars and Five Cents ($3.05) (U.S.) per share for an aggregate amount of Two Million Nine Hundred Eighty-Nine Thousand ($2,989,000) Dollars (US). Mr. Guangwei Guo purchased 500,000 of these shares and seven other individual introduced by Mr. Guo purchased 480,000 of these shares (the "2012 Investors"), all of whom are residents of the People's Republic of China. Mr. Guo is a member of the Company's Board of Directors. In connection with the sale of these 980,000 shares, the Company and the 2012 Investors entered into a Registration Rights Agreement and a Lock-up and Installment Re-Sale Agreement having terms substantially the same as those described in connection with the Spring 2011 Sales of Securities to Mr. Guo and his Affiliates. All contractual restrictions on re-sales of our outstanding shares of Common Stock terminated earlier this year other than requirements that re-sales occur in compliance with securities laws.

Transactions with Hawk Opportunity Fund, L.P. and its General Partners

R. Scott Williams, who became a member of our Board of Directors in February 2013, is a Manager of the General Partner Hawk Opportunity Fund, L.P. ("Hawk").  On February 22, 2011, Hawk loaned us Fifty Thousand ($50,000) Dollars to facilitate us negotiating the acquisition of the Acquired Technology described above. On March 28, 2011, when we acquired the Acquired Technology, the $50,000 loan was converted into shares of our Common Stock at a rate of Ten Cents ($0.10) per share for a total of 500,000 shares of Common Stock.

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

The terms of the transfer to the Hawk Buyers by Mr. Cline included (i) the immediate sale to Williams of Six Hundred Twenty-Five Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; (i) the immediate sale to Callan of Six Hundred Twenty-Five Thousand (625,000) shares for One ($0.01) Cent per share for a total of Twelve Thousand Five Hundred ($6,250) Dollars, which has been paid; and (iii) grant to Hawk of a two-year option (the "Option") to purchase an additional One Million Two Hundred Fifty Thousand (1,250,000) shares of Common Stock from Mr. Cline. The exercise price of the Option is (i) Twenty ($0.20) Cents per share, if the Option is exercised before March 1, 2012 and (ii) Thirty ($0.30) Cents per share, if the Option is exercised on or after March 1, 2012 and before March 1, 2013. The Option terminated on the last day of February 2013.

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

In separate transactions officers and employees of the Company entered into agreements in August of 2012 to sell an aggregate of 500,000 shares of the Company's Common Stock to Mr. Guo or his designees for $2.25 per share.  In August of 2012 there was a closing for initial purchases of 50,000 of these shares. The original agreement requires Mr. Guo to purchase the remaining 450,000 shares at the same price by November 30, 2012. Mr. Guo has not purchased the remaining 450,000 shares covered by this agreement with the four officers, but the parties agreed to amend the purchase agreement to change the purchase price to $1.90 per share. In light of the reduced price, the officers decided to reduce the number of shares they would sell to 100,000 shares.  These sales  occurred on or before December 31, 2012. Officers participated in these re-sales as follows:

Name and Title	Shares Sold August 2012	Purchase Price	Shares Sold by December 31, 2012	Purchase Price
Robert Craig	25,000	2.25	30,000	1.90
Song Jin	25,000	2.25	30,000	1.90
Robin Kindle	0		20,000	1.90
Jon Larsen	0		20,000	1.90

The Company  did not receive any of the proceeds of re-sales of these shares and did not agree to register for re-sale any of the shares Mr. Guo acquires from our officers

Mr. Guo agreed to comply with the existing Lock-up Agreement and Installment Re-Sale Agreements the officers executed when they acquired the shares from the Company in April 2012.  Terms of these agreements are reported in Item 1A "Risk Factors" of this Report.  The officers also agreed not to re-sell additional shares into public markets until July 30, 2013. All contractual restrictions on re-sales of our outstanding shares of Common Stock terminated earlier this year other than requirements that re-sales occur in compliance with securities laws.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2013 and 2012, audit fees were approximately $61,449 and $68,715, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2012 and 2011.

Tax Fees

For the Company’s fiscal year ended September 30, 2013, we paid approximately $3,950 to the Company's auditors for preparation and review of the Company's tax returns. For the Company's fiscal year ended September 30, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2013 and 2012.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We did not have an audit committee until April 23, 2013. Prior to that date, our entire Board of Directors pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire Board of Directors or the audit committee after it was formed. No services were performed before or without approval.

See Item 10 "Directors, Executive Officers, and Governance" of this Report for a description of our Audit Committee.

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

NEXT FUEL, INC.

/s/ Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: December 20, 2013

/s/ Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: December 20, 2013

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

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer. **

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer. **

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer. **

101	Interactive Data File *
________________
* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.

**  Filed with as an Exhibit this Report.