Form 10-Q
period 2013-12-31
NEXT FUEL, INC.
filed 2014-02-14
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of February10, 2014: 11,172,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q
December 31, 2013

Next Fuel, Inc.
Condensed Balance Sheets

ASSETS

	December 31, 2013	September 30, 2013
	(Unaudited)	*
Current Assets
Cash	$443,352	$1,021,942
Prepaid Expenses	9,679	15,293
Security Deposit	75,116	-
Total Current Assets	528,147	1,037,235

Equipment, net	17,977	19,402
Deposits	100,000	-
Intangibles (Note 2(B))	-	-
Security Deposit	-	75,069

Total Assets	$646,124	$1,131,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$66,287	$50,819
Accounts payable - related party	13,000	17,588
Total Liabilities	79,287	68,407

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,172,500 and 11,172,500
issued and outstanding, respectively	1,117	1,117
Additional paid-in capital	25,847,946	25,761,421
Accumulated deficit	(25,282,226)	(24,699,239)
Total Stockholders' Equity	566,837	1,063,299

Total Liabilities and Stockholders' Equity	$646,124	$1,131,706

* Derived from audited financial statements.

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2013	2012

Contract Income	$-	$20,000
License Fee Income	-	25,000
Total Revenues	-	45,000

Cost of Goods Sold	-	(77,932)

Gross Profit (Loss)	-	(32,932)

Operating Expenses
Professional fees	$193,152	$190,280
Research and development costs	766	5,444
Salary Expense	251,328	218,623
General and administrative	137,971	305,283
Total Operating Expenses	583,217	719,630

Loss from Operations	(583,217)	(752,562)

Other Expenses
Interest Income	230	1,190
Total Other Income/(Expense)	230	1,190

LOSS BEFORE INCOME TAXES	(582,987)	(751,372)

Provision for Income Taxes	-	-

NET LOSS	$(582,987)	$(751,372)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.07)

Weighted average number of shares outstanding during the year - Basic and Diluted	11,172,500	10,974,478

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2013 to December 31, 2013
(Unaudited)

	Common Stock		Additional		Total
			paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2013	11,172,500	1,117	25,761,421	(24,699,239)	1,063,299

Share based compensation expense			86,525		86,525

Net loss for the three months ended December 31, 2013	-	-	-	(582,987)	(582,987)

Balance, December 31, 2013	11,172,500	$1,117	$25,847,946	$(25,282,226)	$566,837

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2013	2012
Cash Flows Used In Operating Activities:
Net Loss	$(582,987)	$(751,372)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	44,850
Compensation expense on stock options	86,525	57,183
Depreciation and amortization expense	1,425	1,571
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	40,000
Decrease (increase) in prepaid expenses	5,614	(17,634)
Increase in inventory	-	(43,388)
Increase (decrease) in accounts payable and accrued expenses	15,468	140,581
(Decrease) increase in accounts payable - related parties	(4,588)	(4,070)
(Decrease) increase in deferred revenue	-	(25,000)
Net Cash Used In Operating Activities	(478,543)	(557,279)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	-	(536)
Deposit on equipment	(100,000)	-
Security deposit	(47)	(75,000)
Net Cash Used In Investing Activities	(100,047)	(75,536)

Cash Flows From Financing Activities:	-	-

Net Decrease in Cash	(578,590)	(632,815)

Cash at Beginning of Year/Period	1,021,942	3,107,406

Cash at End of Year/Period	$443,352	$2,474,591

Supplemental disclosure of cash flow information:

None

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred recurring net losses from operations and recognized minimal revenues since inception.  The Company has a net loss of $580,932, and net cash used in operations of $478,543 for the three months ended December 31, 2013.  Additionally, as of December 31, 2013, the Company had $443,352 in cash and cash equivalents and $74,657 in liabilities.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Due to the nature of current operations, and new license agreements and business activities (as described throughout the annual report and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability.  There can be no assurances that the Company will be able to obtain financing or achieve profitability.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and September 30, 2013, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the three months ended December 31, 2013 and 2012 respectively, 0 and 575,000, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive.  For the three months ended December 31, 2013 and 2012 respectively, 2,540,000 and 3,220,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

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

The Company has no significant uncertain tax positions as of any date in the three months ended December 31, 2013 or the year ended September 30, 2013, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of December 31, 2013.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2010 – 2013) for these jurisdictions.

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of December 31, 2013 and September 30, 2013.

(M) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2013 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

(N) Reclassifications

Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassification had no effect on net loss.

(O) Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company.

NOTE 2     EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)   Equipment

At December 31, 2013 and September 30, 2013, equipment is as follows:

	December 31, 2013	September 30, 2013

Computer Equipment	$15,755	$15,755
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(14,431)	(13,006)
	$17,977	$19,402

Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 was $1,425 and $1,571 respectively.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

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

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

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

(C)  Other Current Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .35% and a maturity date of November 6, 2014.  Interest earned and accumulated for the three months ended December 31, 2013 was $47.  As of December 31, 2013, the balance owed on the Company credit cards secured by the Certificate of Deposit was $3,104.

(D)  Deposits

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Water Filtration Units and Technology.  The deposit is non-refundable.  As of December 31, 2013, no firm purchase agreement has been reached.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

NOTE 3      STOCKHOLDERS’ EQUITY

(A)  Common Stock Issued for Cash

On March 31, 2013, the Company issued 185,000 shares of common stock for $55,500 ($.30/share) for exercise of stock warrants.

(B) Stock Issued for Services and Intellectual Property

On December 19, 2012, the Company agreed to issue 15,000 restricted shares of the Company’s common stock, having a fair value of $44,850 ($2.99/share) on the grant date.

(D)  Stock Warrants Issued for Intellectual Property

On March 28, 2011, the Company granted 1,000,000 two year warrants having an exercise price of $0.20 per share within the first year and $.30 per share within the second year. The warrants vest immediately.  The Company valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	1 year
Expected volatility:	29.1%
Risk free interest rate:	0.25%
Expected dividends:	0%

There were 575,000 warrants as of September 30, 2012.  185,000 warrants were exercised and 390,000 warrants expired during the year ended September 30, 2013.  There were no warrants as of September 30, 2013 or December 31, 2013.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

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

The Company has valued the above options at their fair value using the Black-Scholes option pricing method.  In addition to the exercise and grant date prices of the options, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following tables (no options have been granted during fiscal year 2014):

	Fiscal 2013 Employee Stock Options	Fiscal 2013 Non-Employee Stock Options
Expected term (years)	3	8.8
Expected volatility	89.43%	89.43%
Risk-free interest rate	.37%	1.55%
Expected dividends	0	0

During the three months ended December 31, 2013 and 2012, the Company recognized compensation expense related to stock options of $86,525 and $57,183, respectively.

For the three months ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $22,319 and $7,331, respectively, related to vested employee stock options, $48,404 and $37,632, respectively, related to unvested employee stock options, $1,897 and $432, respectively, related to vested non-employee stock options, and $13,905 and $11,788, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

A summary of the Company’s stock option plans as of December 31, 2013, and changes during the three months then ended is presented below:

	Three Months Ended December 31, 2013
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2013	2,540,000	$3.64
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Options outstanding at December 31, 2013	2,540,000	$3.64
Options exercisable at December 31, 2013	623,330	$3.22

Changes in the Company’s unvested options for the three months ended December 31, 2013 are summarized as follows:

	Number of	Weighted Average	Weighted Average Grant Date
	Options	Exercise Price	Fair Value
Non-vested options at September 30, 2013	2,040,004	$3.82	$.39
Options granted	-	-	-
Options vested	(123,334)	4.34	1.78
Options cancelled	-	-	-
Non-vested options at December 31, 2013	1,916,670	$3.78	$.30

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	2.88	$4.68	50,000	$4.68
4.25	385,000	7.88	4.25	289,998	4.25
4.20	10,000	7.88	4.20	6,666	4.20
4.09	1,550,000	8.12	4.09	16,666	4.09
1.71	520,000	7.88	1.71	260,000	1.71
Totals	2,540,000	7.88	$3.64	623,330	$3.22

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

NOTE 5      COMMITMENTS

On October 15, 2013, the Company entered into an agreement for environmental services in China.  The agreement called for a fixed monthly fee of $7,500 and terminated on December 31, 2013.

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

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013.  The agreement calls for a monthly rental fee of $234.  Lease expense related to this operating lease for the three months ended December 31, 2013 was $701.  Future minimum lease payments as of December 31, 2013 are as follows:

Fiscal year ending September 30
2014	$2,104
2015	2,805
2016	2,805
2017	1,403

$9,117

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
AS OF DECEMBER 31, 2013
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

The Agreement grants the Licensee an exclusive right to use our Coal to Gas technology in the People’s Republic of China and the Republic of Mongolia (the “Licensed Territory”).  We did not grant the Licensee any rights outside the Licensed Territory.  We are currently evaluating the option of divesting the CTG Technology in an effort to monetize in some respect our efforts to date to commercialize the technology.  Although we still feel strongly that this is a viable technology, we do not feel that we have the resources to see it through to a mature commercial stage. We do plan to attempt to keep a royalty or License associated with the CTG technology if it could be negotiated in a potential sale.

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

On May 12, 2013 we amended our March 31, 2012 License Agreement.  Under the terms of that license agreement, the Licensee agreed to pay us for at least fifty Gas Generating Units for the year ended March 31, 2013, whether or not the Licensee achieved that number of Gas Generating Units.  Under the terms of the license agreement before this amendment, the Licensee was obligated to pay us an additional $1,380,000 for the year ended March 31, 2013.  This amendment delayed the Licensee’s obligation to pay us a $1,500,000 minimum until the end of the first year that our technology produces commercial volumes of gas.  If we and our Licensee do not agree that our technology has produced commercial volumes of gas by December 31, 2013, either we or our Licensee can terminate the License Agreement.  Commercial volumes of gas means 2 million cubic meters of gas per year for a Gas Generating Unit (a GGU equals approximately 40,000 square meters of gas producing material of a specified thickness).  We do not currently plan to renew the current license agreement with Future Fuel.  After the first of the year, we will work with Future Fuel to negotiate a new agreement that would include a new payment schedule in which Next Fuel will have a clearer path to revenue with respect to our China operations. As of this filing, the agreement has not been amended, terminated or renegotiated.  We have had preliminary discussions concerning selling the technology to the Licensee, but no definitive agreement has been agreed to.

Both we and our Licensee have the right to terminate our License Agreement for China and Mongolia, because of previously reported delays in producing commercial volumes of gas at drilling sites in China and Mongolia.  Since the end of 2013, we have discussed various alternatives with our Licensee, which have included the possibility of the Licensee purchasing all our rights to the Coal to Gas Technology.  Negotiations continue and we have reached no agreement about terminating or modifying the License Agreement or selling our Coal to Gas Technology.

NEXT FUEL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

NOTE 7     RELATED PARTY TRANSACTIONS

On November 1, 2013, the Company entered into an agreement with a related party for consulting services.  The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500.  The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days notice.  The total amount paid to the related party for the three months ended December 31, 2013 was $3,500.  The amount payable to the related party as of December 31, 2013 was $5,500.  This agreement has been placed on hold until our financial position improves.

On November 1, 2013, the Company entered into a month to month rental agreement with a director/shareholder for the use of a 5th Wheel Trailer by an employee for temporary lodging during field work.  The rental agreement calls for a monthly rental of $1,200.  The total amount paid to the related party for the three months ended December 31, 2013 was $2,400.  This agreement terminated on January 31, 2014.

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the year ended September 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement (See Note 6).  As of this filing, the agreement has not been amended, terminated or renegotiated.

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  Since termination at the end of March 2013, the Company has continued to lease this space on the same terms on a month to month basis.  The total paid under this agreement during the three months ended December 31, 2013 was $3,480.

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

Recent Events

Recent events you should be aware of about our business include the following events:

China and Inner Mongolia Exclusive License

Both we and our Licensee have the right to terminate the License Agreement for China and Mongolia, because of previously reported delays in producing commercial volumes of gas at drilling sites in China and Mongolia.  Since the end of 2013 we have discussed various alternatives with our Licensee, which have included the possibility of the Licensee purchasing all our rights to the Coal to Gas Technology.  Negotiations continue and we have reached no agreement about terminating or modifying the License Agreement or selling our Coal to Gas technology.

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

On March 31, 2011, we purchased certain technology and intellectual property, which we used as the first step toward building a business that provides a range of technology and services  to the  oil and gas industry.  That technology, while scientifically sound, has not created a strong revenue base and we are currently looking at alternatives to monetize the CTG Technology. More importantly, with the addition of our LPV and other water treatment technologies, we believe we are on the right path to build a business targeting the multi-billion dollar water treatment industry.

Our principal office and mailing address is located at 122 North Main Street, Sheridan, Wyoming 82801 and our telephone number is (307) 674-2145.

Plan of Operation

We are a technology provider and service company with a current focus on technology and products that have immediate and future promise in the water treatment industry.  We are continuing development of our LPV technology and are evaluating several other water treatment technologies that we may have the opportunity to license or purchase to give the company a wide range of water treatment options.

Our technology and services are all in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●
Certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology").  Company is currently investigating opportunities to divest this technology as we have not been able to develop profitable revenue streams from its implementation.

●
Low Energy Input Pervaporation (LPV) Technology to clean up water used in oil and natural gas production, including Frac drilling.  This technology is still in development stage, but has shown promise as a commercial venture in the near future.

●
Carbon Dioxide to Product (CTP) Technology we acquired targets the emerging market of carbon footprint elimination.  We currently are not working on this technology, but believe it could have commercial viability at a later stage.

●
Disk filtration technology to remove suspended solids in the range of 200 microns to as small as 5  microns in size.  We are currently testing this technology prior to making a decision whether to purchase it.  Initial testing has been very positive and we expect to complete testing of the technology in several different industrial applications by May of this year.

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted out efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report. Most of the expense we incurred during this period related to acquisition activities. Since March 31, 2011, we have focused our operations on the businesses related to agreements with natural gas developers in China, Inner Mongolia, Indonesia and India.

During the past year we have developed a greater understanding of the volumes of gas being produced in underground carbon deposits at our test site in Indonesia. In China, initial results of the testing have shown that operational issues (mainly in the initial drilling and completion of the wells) may have reduced the ability of the technology to reach its full potential.  Continued testing is ongoing by the China licensee and its operational partners.  Because our test sites with licensees for China, India and Indonesia already give us access to large project sites and very big markets, we expect to deemphasize signing transactions with new licensees until we achieve commercial production at existing drilling sites.

As discussed above, we are currently evaluating the option of divesting our CTG Technology in an effort to monetize in some respect our efforts to date to commercialize the technology.  Although our CTG technology may still prove to be a viable technology, we do not  have the resources to see it through to a mature commercial stage. If we sell the CTG technology, we would like to keep a royalty or license to maintain an interest in the upside potential of this technology.

During 2014, we expect to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations.  Bench scale tests have been completed in the lab and testing of a larger scale prototype began recently. Efforts to build a field scale unit and have been delayed by  engineering issues related to using larger membranes.  The University of Wyoming, our research partner, is working on these engineering issues.  We expect that these technical difficulties will be mitigated this year and we will continue in our efforts to further develop this technology.  After we obtain the results generated from the larger test, we will commence negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.

In 2011, our financial statements were presented as a development stage company. However, in 2012, we entered into an exclusive license agreement in China and Mongolia for the right to use our CTG technology, which resulted in the generation of revenue. Accordingly, at that time we believed that we transitioned from a development stage company to an operating stage company during the fourth quarter of 2012.  If our License Agreement for the CTG technology does not provide the revenue we thought it would and we are not otherwise able to generate substantial revenue, we will likely become a development stage company for financial reporting purposes.

Raising capital to implement our planned development and acquisition of new products and services will be a primary focus for us during 2014.

Results of Operations

Three Months ended December 31, 2013

For the three months ended December 31, 2013, we had no revenue.

Operating expenses for the three months ended December 31, 2013 totaled $583,217. During the three months ended December 31, 2013, we had $230 of net interest income.

This resulted in a net loss of $582,987 during the three months ended December 31, 2013.

Operating expenses for the three months ended December 31, 2013 included $251,328 for salary expense, $193,152 for professional fees and $137,971 for general and administrative expenses.  Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months ended December 31, 2012

For the three months ended December 31, 2012, we had $45,000 in revenue.

Operating expenses for the three months ended December 31, 2012 totaled $719,630. During the three months ended December 31, 2012, net interest income totaled $1,190

This resulted in a net loss of $751,372 during the three months ended December 31, 2012.

Operating expenses for the three months ended December 31, 2012 included $218,623 for salary expense, $190,280 for professional fees and $305,283 for general and administrative expenses.  Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of December 31, 2013, we had $443,352 in cash and cash equivalents and $79,287 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

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

Cash flows for Three Months ended December 31, 2013 and 2012

Net cash used in operating activities during the three months ended December 31, 2013 was $478,543 compared to $557,279 used in the three months ended December 31, 2012. Net cash flow used in investing activities during the three months ended December 31, 2013 was $100,047 compared to $75,536 for the three months ended December 31, 2012. We had no financing activities during the three months ended December 31, 2013 or during the three months ended December 31, 2012. The following table summarizes our cash flows for the three months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,
	2013	2012
Net Cash Used In Operating Activities	$(478,543)	$(557,279)
Net Cash Used In Investing Activities	$(100,047)	$(75,536)
Net Cash Provided by Financing Activities	$0	$0
Net Increase/ (Decrease) in Cash	$(578,590)	$(632,815)

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

Our revenue model for license agreements may include different types of payments: (1) upfront license fees; (2) annual fixed payments for each Gas Generating Unit in which the licensee deploys our technology; (3) royalties calculated as a percentage of the sale price of the gas our licensee produces, (4) payments for technical support or other services; and (5) payments for amendments we supply to licensees. Each license provides for one or more of these types of payments. Not every license we enter into is expected to include all these forms of payments.

We will recognize each type of revenue as follows:

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. For the three months ended December 31, 2013 and 2012, respectively, 0 and 575,000 shares issuable upon the exercise of warrants were not included in the computation of income per share because their inclusion is anti-dilutive and 2,540,000 and 3,720,000 shares issuable upon the exercise of stock options were not included in the computation of net loss per share, because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2013 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, December 31, 2013, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

 (b) Changes in internal control over financial reporting. During the period covered by this report, we did not make any changes  in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. See Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the Commission on December 23, 2013 and of this Report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

You should carefully consider the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 23, 2013, together with all of the other information included in this Report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 23, 2013 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 23, 2013, except that we have experienced delays in producing commercial volumes of natural gas, which has delayed our receipt of substantial revenue from our licensee in China and Inner Mongolia and will cause us to need to raise additional capital before we have demonstrated the commercial viability of our technology  These developments may adversely impact our ability to enter into other license agreements, to generate revenue and raise capital at acceptable valuations, all of which increase the risks to our shareholders.

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

NEXT FUEL, INC.

Date: February 14, 2014	By:	/s/ Robert H. Craig
Robert H. Craig
Chairman of the Board and Chief Executive Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

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

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

101	Interactive Data File*

* This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.

12