Form 10-K/A
period 2013-09-30
NEXT FUEL, INC.
filed 2014-03-21
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Number of shares of the registrant’s common stock outstanding as of December 1, 2013 was 11,172,500

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting the conformed signature of the Principal Financial Officer and Principal Accounting Officer as well as the conformed signatures of the majority of the Board of Directors on page 53, which were omitted from the initial filing. Except for these corrections, no other changes have been made to the initial filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the initial filing. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

/s/ Robert Craig
Robert H. Craig
Chief Executive Officer
Dated: March 20, 2014

/s/ Robin Kindle
Robin Kindle
Chief Financial Officer
Dated: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert Craig
Robert H. Craig
Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors
Dated: March 20, 2014
/s/ Song Jin
Song Jin
Director
Dated: March 20, 2014

/s/ Guangwei Guo
Guangwei Guo
Director
Dated: March 20, 2014
/s/ Paul Kostecki
Paul Kostecki
Director
Dated: March 20, 2014

/s/ R. Scott Williams
R. Scott Williams
Director Dated: March 20, 2014
/s/ Robin Kindle
Robin Kindle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: March 20, 2014

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