Form 10-Q
period 2014-03-31
NEXT FUEL, INC.
filed 2014-05-15
CIK 1422949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-55165

NEXT FUEL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	35-2305768
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

821 Frank Street, Sheridan, WY 82801
(Address of Principal Executive Offices)
_______________

(307) 674-2145
(Registrant's Telephone number, including area code)
_______________

122 North Main Street, Sheridan, WY 82801
(Registrant's Former Address)
_______________

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

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
Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 1, 2014: 10,722,500 shares of issued common stock.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
March 31, 2014

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2014 AND AS OF SEPTEMBER 30, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2013 TO MARCH 31, 2014

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

PAGE	5 – 17	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2014	September 30, 2013
	(Unaudited)	*
Current Assets
Cash	$109,938	$1,021,942
Prepaid Expenses	9,760	15,293
Security Deposit	75,181	-
Total Current Assets	194,879	1,037,235

Equipment, net	16,552	19,402
Deposits	100,000	-
Intangibles (Note 2(B))	-	-
Security Deposit	-	75,069

Total Assets	$311,431	$1,131,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses - current operations	$10,567	$27,634
Accounts payable and accrued expenses - discontinued operations	15,000	23,185
Accounts payable and accrued expenses - related party	320,312	17,588
Total Liabilities	345,879	68,407

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized, 11,172,500 shares issued as of March 31, 2014 and September 30, 2013, and 10,572,500 and 11,172,500 shares outstanding as of March 31, 2014 and September 30, 2013, respectively	1,057	1,117
Additional paid-in capital	25,923,451	25,761,421
Accumulated deficit	(25,282,225)	(24,699,239)
Accumulated deficit during development stage	(676,731)	-
Total Stockholders' Equity	(34,448)	1,063,299

Total Liabilities and Stockholders' Equity	$311,431	$1,131,706

* Derived from audited financial statements.

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	$44,652	$127,365	$237,216	$316,628
Research and development costs	-	1,797	766	1,797
Salary Expense	175,188	317,961	355,033	476,738
General and administrative	421,236	118,233	520,198	329,104
Total Operating Expenses	641,076	565,356	1,113,213	1,124,267

Loss from Operations	(641,076)	(565,356)	(1,113,213)	(1,124,267)

Other Income
Interest Income	136	830	367	2,020
Total Other Income	136	830	367	2,020

LOSS FROM CONTINUING OPERATIONS	(640,940)	(564,526)	(1,112,846)	(1,122,247)

LOSS FROM DISCONTINUED OPERATIONS	(35,791)	(245,869)	(146,871)	(439,519)

NET LOSS	$(676,731)	$(810,395)	$(1,259,717)	$(1,561,766)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.06)	$(0.05)	$(0.10)	$(0.10)
Discontinued Operations	(0.00)	(0.02)	(0.01)	(0.04)
Net Loss	$(0.06)	$(0.07)	$(0.11)	$(0.14)

Weighted average number of shares outstanding during the year - Basic and Diluted	10,879,167	10,987,500	11,027,445	10,980,953

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2013 to March 31, 2014
(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated Deficit During Development	Total Stockholder's
	Shares	Amount	capital	Deficit	Stage	Equity

Balance, September 30, 2013	11,172,500	$1,117	$25,761,421	$(24,699,239)		$1,063,299

Share based compensation expense			161,970			161,970

Cancelation of common stock	(600,000)	(60)	60			-

Net loss for the six months ended March 31, 2014	-	-	-	(582,986)	(676,731)	(1,259,717)

Balance, March 31, 2014	10,572,500	$1,057	$25,923,451	$(25,282,225)	$(676,731)	$(34,448)

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2014	2013
Cash Flows Used In Operating Activities:
Net Loss from Continuing Operations	$(1,112,846)	$(1,122,247)
Net Loss from Discontinued Operations	(146,871)	(439,519)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	44,850
Compensation expense on stock options	161,970	397,024
Depreciation and amortization expense	2,850	3,097
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	51,387
Decrease (increase) in prepaid expenses	5,533	10,282
Increase in stock subscription receivable	-	(55,500)
Increase (decrease) in accounts payable and accrued expenses	(25,252)	(5,329)
(Decrease) increase in accounts payable - related parties	302,724	(1,500)
(Decrease) increase in deferred revenue	-	(50,000)
Net Cash Used In Operating Activities	(811,892)	(1,167,455)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	-	(2,145)
Deposit on equipment	(100,000)	-
Security deposit	(112)	(75,012)
Net Cash Used In Investing Activities	(100,112)	(77,157)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	55,500
Net Cash Provided By Financing Activities	-	55,500

Net Decrease in Cash	(912,004)	(1,189,112)

Cash at Beginning of Year/Period	1,021,942	3,107,406

Cash at End of Year/Period	$109,938	$1,918,294

Supplemental disclosure of cash flow information:

None

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

Next Fuel, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Next Fuel, Inc. is a service-based firm that has developed and will continue to develop and commercialize innovative technologies, such as water treatment technologies as well as our unconventional natural gas production from lower grade coal, lignite, oil shale and other carbonaceous deposits inside the U.S.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy, such as novel systems for energy-related water treatment, and processes for carbon dioxide conversion and carbon loop closure, and biological fuel cells.  Collaborations with leading research institutes, such as University of Colorado and the University of Wyoming will allow the Company to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

We are a technology provider and service company that assist owners of natural gas & oil production resources to increase the efficiency of their operations.  We do not plan to own or develop natural gas production projects.

During the three months ended March 31, 2014, the Company re-entered the development stage while it continues to develop and market the new technologies discussed above.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has incurred recurring net losses from operations and recognized minimal revenues since inception.  The Company has a net loss of $1,259,717, and net cash used in operations of $811,892 for the six months ended March 31, 2014.  Additionally, as of March 31, 2014, the Company had $109,938 in cash and cash equivalents and $345,879 in liabilities.  As of May 15, 2014, our cash balance was approximately $60,800.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Due to the nature of current operations, and new license agreements and business activities (as described throughout the annual report and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability.  There can be no assurances that the Company will be able to obtain financing or achieve profitability.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014 and September 30, 2013, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the six months ended March 31, 2014 and 2013 respectively, 946,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(F) Equipment

The Company records property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment.

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

The Company has no significant uncertain tax positions as of any date in the six months ended March 31, 2014 or the year ended September 30, 2013, respectively.  The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense.  The Company made no provision for interest or penalties related to uncertain tax positions as of March 31, 2014.  The Company files income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway, including all open tax years (2010 – 2013) for these jurisdictions.

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of March 31, 2014 and September 30, 2013.

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

(N) Discontinued Operations

In February, 2014, the Company sold its CTG Technology to a related party and discontinued its operations outside the United States with respect to that technology.   The technology was previously expensed as research and development and, therefore, there are no assets associated with the discontinued operations.  Liabilities associated with the discontinued operations consist of accounts payable related to the CTG Technology in the amount of $15,000 as of March 31, 2014 and $23,185 as of September 30, 2013.  Loss from discontinued operations for the three months and six months ended March 31, 2014 was $35,791 and 146,871, respectively.  Loss from discontinued operations for the three months and six months ended March 31, 2013 was $245,869 and 439,519, respectively.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation for discontinued operations.  These reclassifications have no effect on previously reported net loss.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)   Equipment

At March 31, 2014 and September 30, 2013, equipment is as follows:

	March 31, 2014	September 30, 2013

Computer Equipment	$15,755	$15,755
Furniture & Equipment	15,153	15,153
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(15,856)	(13,006)

	$16,552	$19,402

Depreciation and amortization expense for the six months ended March 31, 2014 and 2013 was $2,850 and $3,097 respectively.

(B)  Intangibles

On April 20, 2012, Next Fuel acquired the rights to certain intellectual property, as further described below.  These rights were acquired with cash (see Note 7).  The intellectual property rights that were acquired were in the form of rights to new technologies and assignment of U.S. Provisional Patent Application No. 61624313 entitled “Transition Metals Enhancement of Biogenic Natural Gas Production”, filed on April 15, 2012.  Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.  The CTG Technology in China was sold in February 2014 to a company owned by a shareholder/director of the Company in exchange for the return of 600,000 shares of the Company’s common stock. (See Note 3(E))  The Company retained the rights to the CTG Technology for the United States.

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
AS OF MARCH 31, 2014
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

Coal-to-Gas (CTG) Technology
Next Fuel, Inc. is a technology provider and service company that assists owners of natural gas and oil production resources to increase the efficiency of their operations.  In February, 2014, the Company sold its Coal to Gas technology to Star Holding (U.K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of the Board of Directors of the Company who also controls the Company’s China licensee.  The primary terms of the sale were that Mr. Guo transferred 600,000 shares of common stock of the Company back to the Company and terminated the Company’s obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of the Company’s common stock owned by Mr. Guo and his business associates.  Due to the related party nature of this transaction no gain was recorded related to the sale, and the transaction was accounted for as an equity transaction.  Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States Coal to Gas projects and is not currently in negotiations with any prospective partners or sub-licensees.

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

The Company has placed a deposit of $100,000 to test a new Disk Filtration Unit.  This system will allow for the removal of solids from waste water streams and has applications across a multitude of industries.  If tests are successful, the Company has the right to purchase the technology for an additional $800,000.

(C)  Other Current Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards.  The Certificate of Deposit bears a current interest rate of .35% and a maturity date of November 6, 2014.  Interest earned and accumulated for the six months ended March 31, 2014 was $112.  As of March 31, 2014, the balance owed on the Company credit cards secured by the Certificate of Deposit was $5,604.

(D)  Deposits

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Water Filtration Units and Technology.  The deposit is non-refundable.  As of March 31, 2014, no firm purchase agreement has been reached.  (See Note 2(B)).

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

There were 575,000 warrants as of September 30, 2012.  185,000 warrants were exercised and 390,000 warrants expired during the year ended September 30, 2013.  There were no warrants as of September 30, 2013 or March 31, 2014.

(E)  Cancelation of Shares

During the six months ended March 31, 2014, 600,000 shares of the Company’s common stock was returned to the Company in exchange for the sale of its CTG Technology in China (See Note 2(B)).

NOTE 4             STOCK OPTIONS

On January 23, 2013, the Company granted options to employees to purchase 475,000 shares of common stock at an exercise price of $1.71 per share.  237,500 shares were vested immediately, 118,750 shares will be vested after one year of employment, and 118,750 shares will be vested after two years of employment.  During the six months ended March 31, 2014, 60,000 shares were forfeited and canceled due to the separation of an employee.

On January 23, 2013, the Company granted options to non-employees to purchase 45,000 shares of common stock at an exercise price of $1.71 per share.  22,500 shares were vested immediately, 11,250 shares will be vested after one year of service, and 11,250 shares will be vested after two years of service.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

During the six months ended March 31, 2014 and 2013, the Company recognized compensation expense related to stock options of $161,970 and $397,024, respectively.

For the six months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $63,547 and $251,292, respectively, related to vested employee stock options, $74,644 and $86,783, respectively, related to unvested employee stock options, $6,618 and $33,739, respectively, related to vested non-employee stock options, and $17,161 and $25,210, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable.  The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of March 31, 2014, and changes during the six months then ended is presented below:

	Six Months Ended March 31, 2014
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at September 30, 2013	2,540,000	$3.64
Options granted	-	-
Options expired	-	-
Options cancelled	(1,593,334)	4.00
Options outstanding at March 31, 2014	946,666	$3.05
Options exercisable at March 31, 2014	708,330	$3.04

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

Changes in the Company’s unvested options for the six months ended March 31, 2014 are summarized as follows:

	Number of	Weighted Average	Weighted Average Grant Date
	Options	Exercise Price	Fair Value
Non-vested options at September 30, 2013	2,040,004	$3.82	$.39
Options granted	-	-	-
Options vested	(238,334)	3.07	1.41
Options cancelled	(1,563,334)	4.00	.09
Non-vested options at March 31, 2014	238,336	$3.07	$1.41

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	2.64	$4.68	50,000	$4.68
4.25	385,000	7.64	4.25	289,998	4.25
4.20	10,000	7.64	4.20	6,666	4.20
4.09	16,666	7.88	4.09	16,666	4.09
1.71	460,000	7.64	1.71	345,000	1.71
Totals	946,666	7.25	$3.05	708,330	$3.04

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

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On October 1, 2013, the Company entered into an agreement for exclusive financial advisory services related to potential acquisitions.  The agreement calls for a placement success fee of eight percent (8%) of the gross proceeds of the placement as well as issuance of stock equal to three percent (3%) of the fully diluted shares outstanding, post-merger, including the shares from the capital raise.  The agreement expired on December 31, 2013, but continues thereafter on a month to month basis unless cancelled by 30 days written notice.

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013.  The agreement calls for a monthly rental fee of $234.  Lease expense related to this operating lease for the six months ended March 31, 2014 was $1,403.  Future minimum lease payments as of March 31, 2014 are as follows:

Fiscal year ending September 30
2014	$1,402
2015	2,805
2016	2,805
2017	1,403

$8,415

On March 30, 2012, the Company entered into a one-year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012.  The agreement calls for a monthly rental fee of $1,750.   This lease agreement has expired and the office space continued to be rented on a month to month basis until April 30, 2014.

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

NOTE 6             REVENUE AND LICENSE AGREEMENTS

The Company entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012 and Amendment No. 2 effective May 12, 2013) with Future Fuel Limited, a British Virgin Islands limited liability company (“Licensee”), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock.  This Agreement has terminated with the Company’s sale of the Coal to Gas Technology to Star Holding, Ltd (See Note 2(B)).

NOTE 7             RELATED PARTY TRANSACTIONS

On February 15, 2014, the Company entered into an agreement with a shareholder/director and his associated company for the sale of the CTG Technology outside of the United States in exchange for return of 600,000 shares of the Company’s common stock (See Notes 2(B) and 3(E)).

On November 1, 2013, the Company entered into an agreement with a related party for consulting services.  The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500.  The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days notice.  The total amount paid to the related party for the six months ended March 31, 2014 was $3,500.  This agreement was terminated effective December 31, 2013.

NEXT FUEL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders.  During the year ended September 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement.  This agreement has been terminated (See Note 6).

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space.  The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012.  Since termination at the end of March 2013, the Company had continued to lease this space on the same terms on a month to month basis. Effective March 1, 2014, the monthly rental rate was reduced to $500.  The total paid under this agreement during the six months ended March 31, 2014 was $6,300.

NOTE 8             RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan.  On January 23, 2013, the Company approved a one time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NOTE 9             SUBSEQUENT EVENTS

In April, 2014, the Company entered into an option agreement with Layne Christensen Company for the purchase of Integra Test and Intellectual Property for total consideration of $800,000.  The purchase option agreement was exercised on April 29, 2014 and the Company is currently in negotiations to raise capital and/or secure financing to pay its commitment on this purchase agreement.

In April, 2014, the Company issued 150,000 shares of common stock and 100,000 shares of stock options to the Board of Directors as compensation for services as previously approved.

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

Recent Events

Recent events you should be aware of about our business include the following events:

China and Inner Mongolia Exclusive License

On February 21, 2014 the Company sold its Coal to Gas technology to Star Holding (U.K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of the Board of Directors of the Company who also controls the Company’s China licensee. The primary terms of the sale were that Mr. Guo transferred back to the Company 600,000 shares of Common Stock of the Company and terminated the Company’s obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of the Company owned by Mr. Guo and his business associates. Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States Coal to Gas projects and is not currently in negotiations with any prospective partners or sub-licensees.

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

On March 31, 2011, we purchased certain technology and intellectual property, which we used as the first step toward building a business that provides a range of technology and services to the oil and gas industry.  More importantly, with the addition of our Low Energy Input Pervaporation (“LPV”) and other water treatment technologies, we believe we are on the right path to build a business targeting the multi-billion dollar water treatment industry.

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

Our technology and services are all in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●
Certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology").  The Company sold this Technology to a related party as described above in this document and retained certain U.S. rights.

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

●
Disk filtration technology to remove suspended solids in the range of 200 microns to as small as 5  microns in size.  We are currently testing this technology..  Initial testing has been very positive and we expect to complete testing of the technology in several different industrial applications by June of this year.

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted our efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this Report. Most of the expense we incurred during this period related to acquisition activities. Since March 31, 2011, we have focused our operations on the businesses related to agreements with natural gas developers in China, Inner Mongolia, Indonesia and India, but as stated in Item 2 under Recent Events, the Company has sold this technology.

During 2014, we expect to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations.  Bench scale tests have been completed in the lab and testing of a larger scale prototype began recently. Efforts to build a field scale unit have been delayed by engineering issues related to using larger membranes.  The University of Wyoming, our research partner, is working on these engineering issues.  We expect that these technical difficulties will be mitigated this year and we will continue in our efforts to further develop this technology.  After we obtain the results generated from the larger test, we will commence negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.

In 2011, our financial statements were presented as a development stage company. However, in 2012, we entered into an exclusive license agreement in China and Mongolia for the right to use our CTG technology, which resulted in the generation of revenue. Accordingly, at that time we believed that we transitioned from a development stage company to an operating stage company during the fourth quarter of 2012.  As the Company has sold  the CTG technology,  and we are currently not otherwise able to generate substantial revenue, we have taken on the classification of  a development stage company for financial reporting purposes.

Raising capital to implement our planned development and acquisition of new products and services will be a primary focus for us during 2014.

Results of Operations

Three Months and Six Months ended March  31, 2014

For the three months and six months ended March 31, 2014, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and six months ended March 31, 2014 totaled $641,076 and $1,113,213, respectively.  During the three months and six months ended March 31, 2014, we had $136, and $367, respectively, of net interest income.

We had a loss from continuing operations of $640,940 during the three months ended March 31, 2014 and $1,112,846 during the six months ended March 31, 2014.

We had a loss from discontinued operations of $35,791 during the three months ended March 31, 2014 and $146,871 during the six months ended March 31, 2014.

This resulted in a net loss of $676,731 during the three months ended March 31, 2014 and a net loss of $1,259,717  during the six months ended March 31, 2014.

Operating expenses from continuing operations for the three months ended March 31, 2014 included $175,188 for salary expense, $44,652 for professional fees and $421,236  for general and administrative expenses.  Operating expenses from continuing operations for the six months ended March 31, 2014 included $355,033 for salary expense, $237,216 for professional fees and $520,198 for general and administrative expenses.  Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Three Months and Six Months ended March 31, 2013

For the three months and six months ended March 31, 2013, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and six months ended March 31, 2013 totaled $565,356 and $1,124,267, respectively. During the three months and six months ended March 31, 2013, net interest income totaled $830 and $2,020, respectively.

We had a loss from continuing operations of $564,526 during the three months ended March 31, 2013 and $1,122,247 during the six months ended March 31, 2013.

We had a loss from discontinued operations of $245,869 during the three months ended March 31, 2013 and $439,519 during the six months ended March 31, 2013.

This resulted in a net loss of $810,395 during the three months ended March  31, 2013 and a net loss of $1,561,766 during the six months ended March 31, 2013.

Operating expenses from continuing operations for the three months ended March 31, 2013 included $317,961 for salary expense, $127,365 for professional fees and $118,233 for general and administrative expenses.  Operating expenses from continuing operations for the six months ended March 31, 2013 included $476,738 for salary expense, $316,628 for professional fees and $329,104 for general and administrative expenses.  Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of March 31, 2014, we had $109,938 in cash and cash equivalents and $345,879  of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

We do not have enough cash to satisfy our expected minimum cash requirements to operate our business for the next twelve months and will be required to generate capital through the sale of stock or debt financing. We also expect our operating expenses to increase before our revenues increase. Therefore, we will continue to depend on sales of capital stock or debt financing until we generate sufficient revenue.

Cash flows for Six Months ended March 31, 2014 and 2013

Net cash used in operating activities during the three six ended March 31, 2014 was $811,892 compared to $1,167,455 used in the six months ended March 31, 2013. Net cash flow used in investing activities during the six months ended March 31, 2014 was $100,112 compared to $77,157 for the six months ended March 31, 2013. We had no financing activities during the six months ended March 31, 2014. Net cash provided by financing activities during the six months ended March 31, 2013 was $55,500. The following table summarizes our cash flows for the six months ended March 31, 2014 and 2013:

	For the Six Months Ended March 31,
	2014	2013
Net Cash Used In Operating Activities	$(811,892)	$(1,167,455)
Net Cash Used In Investing Activities	$(100,112)	$(77,157)
Net Cash Provided by Financing Activities	$0	$55,500
Net Increase/ (Decrease) in Cash	$(912,004)	$(1,189,112)

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and March 31, 2013, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the six months ended March 31, 2014 and 2013, respectively, 946,666 and 2,540,000 shares issuable upon the exercise of  stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Item 4.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2014 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, March 31, 2014, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 23, 2013 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 23, 2013, except that, as discussed elsewhere in this report, we have sold our Coal to Gas (CTG) technology.  These developments may adversely impact our ability to enter into other license agreements, to generate revenue and raise capital at acceptable valuations, all of which increase the risks to our shareholders.

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

NEXT FUEL, INC.

Date: May 15, 2014	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Robin Kindle
Robin Kindle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.1.2	Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1.2 of the Company's periodic report on Form 8-K filed on June 3, 2009).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on April 1, 2011).

10.1
CTG Technology and Intellectual Property Transfer Agreement dated as of February 15, 2014 (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101	Interactive Data File**

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.