Form 10-Q
period 2014-06-30
NEXT FUEL, INC.
filed 2014-08-14
CIK 1422949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 12, 2014: 12,197,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

June 30, 2014

NEXT FUEL, INC.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2014 AND AS OF SEPTEMBER 30, 2013

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2013 TO JUNE 30, 2014

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

PAGE	8 – 23	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.

Condensed Balance Sheets

ASSETS

	June 30, 2014	September 30, 2013
	(Unaudited)	*
Current Assets
Cash	$16,719	$1,021,942
Prepaid Expenses	12,106	15,293
Security Deposit	75,257	-
Total Current Assets	104,082	1,037,235

Equipment, net	615,172	19,402
Intangibles (Notes 1(G) and 2(B))	300,000	-
Security Deposit	-	75,069

Total Assets	$1,019,254	$1,131,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses- current operations	$50,791	$27,634
Accounts payable and accrued expenses -discontinued operations	-	23,185
Accounts payable and accrued expenses - related party	24,429	17,588
Short term notes payable (Note 5)	800,000	-
Total Liabilities	875,220	68,407

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,797,500 and 11,172,500 issued as of June 30, 2014 and September 30, 2013, respectively, and 12,197,500 and 11,172,500 shares outstanding as of June 30, 2014 and September 30, 2013, respectively	1,220	1,117
Additional paid-in capital	28,531,629	25,761,421
Accumulated deficit	(28,388,815)	(24,699,239)
Total Stockholders' Equity	144,034	1,063,299

Total Liabilities and Stockholders' Equity	$1,019,254	$1,131,706

*   Derived from audited financial statements.

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	$2,277,736	$46,573	$2,514,952	$363,201
Research and development costs	797	1,375	1,563	3,172
Salary Expense	89,448	179,845	444,481	656,583
General and administrative	61,966	103,944	582,164	433,048
Total Operating Expenses	2,429,947	331,737	3,543,160	1,456,004

Loss from Operations	(2,429,947)	(331,737)	(3,543,160)	(1,456,004)

Other Income
Interest Income	88	666	455	2,686
Total Other Income	88	666	455	2,686

LOSS FROM CONTINUING OPERATIONS	(2,429,859)	(331,071)	(3,542,705)	(1,453,318)

LOSS FROM DISCONTINUED OPERATIONS	-	(234,848)	(146,871)	(674,367)

NET LOSS	$(2,429,859)	$(565,919)	$(3,689,576)	$(2,127,685)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.22)	$(0.03)	$(0.32)	$(0.13)
Discontinued Operations	0.00	(0.02)	(0.01)	(0.06)
Net Loss	$(0.22)	$(0.05)	$(0.34)	$(0.19)

Weighted average number of shares outstanding during the year - Basic and Diluted	10,882,940	11,172,500	10,979,277	11,045,037

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statement of Changes in Stockholders' Equity
For the period from September 30, 2013 to June 30, 2014
(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2013	11,172,500	$1,117	$25,761,421	$(24,699,239)	$1,063,299

Share based compensation expense			339,617		339,617

Cancelation of common stock	(600,000)	(60)	60		-

Common stock issued for services	1,625,000	163	2,170,087		1,220,250

Warrants issued for services			260,444		260,444

Net loss for the nine months ended June 30, 2014	-	-	-	(3,689,576)	(2,739,576)

Balance, June 30, 2014	12,197,500	$1,220	$28,531,629	$(28,388,815)	$144,034

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2014	2013
Cash Flows Used In Operating Activities:
Net Loss from Continuing Operations	$(3,542,705)	$(1,453,318)
Net Loss from Discontinued Operations	(146,871)	(674,367)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	2,170,250	44,850
Warrants issued for services	260,444
Compensation expense on stock options	339,617	483,548
Depreciation and amortization expense	4,230	4,522
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	96,944
Decrease (increase) in prepaid expenses	3,187	9,682
Increase (decrease) in accounts payable and accrued expenses	(28)	41,951
(Decrease) increase in accounts payable - related parties	6,841	135
(Decrease) increase in deferred revenue	-	(50,000)
Net Cash Used In Operating Activities	(905,035)	(1,496,053)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	-	(2,145)
Deposit on equipment	(100,000)	-
Security deposit	(188)	(75,031)
Net Cash Used In Investing Activities	(100,188)	(77,176)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	55,500
Net Cash Provided By Financing Activities	-	55,500

Net Decrease in Cash	(1,005,223)	(1,517,729)

Cash at Beginning of Year/Period	1,021,942	3,107,406

Cash at End of Year/Period	$16,719	$1,589,677

Supplemental disclosure of cash flow information:

None

Supplemental disclosure of non-cash investing and financing activities:

On April 29, 2014, the Company financed the purchase of equipment and intangible assets in the amount of $800,000 (Note 5).

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

We are a technology provider and service company that assist owners of natural gas & oil production resources to increase the efficiency of their operations.  We do not plan to own or develop natural gas or oil production projects.

The Company continues to develop and market the new technologies discussed above.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring net losses from operations and recognized minimal revenues since inception. The Company has a net loss of $2,739,576, and net cash used in operations of $905,035 for the nine months ended June 30, 2014. Additionally, as of June 30, 2014, the Company had $16,719 in cash and $875,220 in liabilities. As of August 12, 2014, our cash balance was approximately $4,400. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Due to the nature of current operations, and new license agreements and business activities (as described throughout the quarterly and annual reports and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability. There can be no assurances that the Company will be able to obtain the required financing or achieve profitability.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and September 30, 2013, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

Diluted earnings (loss) per share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the nine months ended June 30, 2014 and 2013 respectively, 250,000 and 0 shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the nine months ended June 30, 2014 and 2013 respectively, 1,046,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(F) Equipment

The Company records property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five-year life for furniture and equipment and expects a five-year useful life for the Integra Disk Filtration Units described below.

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Disk Filtration Units and Technology. This system and technology will allow for the removal of solids from waste water streams and has applications across a multitude of industries. On April 29, 2014, the Company entered into an agreement to purchase the Integra Disk Filtration Units and Technology and has capitalized the deposit of $100,000 together with the remaining purchase price of $800,000 for a total cost of $900,000, of which $600,000 has been allocated to the physical assets and $300,000 to the intangible assets.

(G) Intangible Assets

The Company amortizes intangible assets with a finite life over their life and reviews goodwill and intangible assets for impairment annually or more frequently if impairment indicators arise. Any other intangible assets deemed to have indefinite lives are not subject to amortization (See Notes 1(F) and 2(B)).

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

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

The Company has no significant uncertain tax positions as of any date in the nine months ended June 30, 2014 or the year ended September 30, 2013, respectively. The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense. The Company made no provision for interest or penalties related to uncertain tax positions as of June 30, 2014. The Company files income tax returns in the U.S. federal jurisdiction. There are currently no federal or state income tax examinations underway, including all open tax years (2010 – 2013) for these jurisdictions.

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

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of June 30, 2014 and September 30, 2013.

(L) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2013 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

(M) Recent Accounting Pronouncements

ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. In June, 2014, the FASB issued ASU No. 2014-10. The amendments in this ASU remove all incremental financial reporting requirements for development stage entities. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2014. Early adoption is permitted. The Company is adopting the amendments prescribed by this ASU beginning with this reporting period. The Company has determined that early adoption of this ASU does not have a material effect on its financial position or results of operations.

ASU No. 2014-09, Revenue from Contracts with Customers. In May, 2014, the FASB and IFRS jointly issued ASU No. 2014-09. The amendments in this ASU provide substantial enhancements to the quality and consistency of how revenue is reported. The new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2016 and are to be applied retrospectively. Early adoption by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

(N) Discontinued Operations

In February, 2014, the Company sold its CTG Technology to a related party and discontinued its operations outside the United States with respect to that technology. The technology was previously expensed as research and development and, therefore, there are no assets associated with the discontinued operations. Liabilities associated with the discontinued operations consist of accounts payable related to the CTG Technology in the amount of $0 as of June 30, 2014 and $23,185 as of September 30, 2013. Loss from discontinued operations for the three months and nine months ended June 30, 2014 was $0 and $146,871, respectively. Loss from discontinued operations for the three months and nine months ended June 30, 2013 was $234,848 and $674,367, respectively.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation for discontinued operations. These reclassifications have no effect on previously reported net loss.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A) Equipment

At June 30, 2014 and September 30, 2013, equipment is as follows:

	June 30, 2014	September 30, 2013

Computer Equipment	$15,755	$15,755
Furniture & Equipment	15,153	15,153
Integra Disk Filtration Units	600,000	-
Website Costs	1,500	1,500
Less accumulated depreciation and amortization	(17,236)	(13,006)

	$915,172	$19,402

Depreciation and amortization expense for the nine months ended June 30, 2014 and 2013 was $4,230 and $4,522 respectively.

(B) Intangibles

On April 29, 2014, the Company entered into an agreement to purchase existing patents and trademarks related to the Integra Disk Filtration System previously described. The acquisition of the patents and trademarks will allow the Company to produce additional units should the future need arise. The patents and trademarks have been valued at $300,000 and have been capitalized as intangible assets.

On April 20, 2012, Next Fuel acquired the rights to certain intellectual property, as further described below. These rights were acquired with cash. The intellectual property rights that were acquired were in the form of rights to new technologies and assignment of U.S. Provisional Patent Application No. 61624313 entitled “Transition Metals Enhancement of Biogenic Natural Gas Production”, filed on April 15, 2012. Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions. The CTG Technology in China was sold in February 2014 to a company owned by a shareholder/director of the Company in exchange for the return of 600,000 shares of the Company’s common stock. (See Note 3(E)) The Company retained the rights to the CTG Technology for the United States.

On February 12, 2012 and March 28, 2011, Next Fuel acquired the rights to certain intellectual property, as further described below. These rights were acquired through the issuance of stock options and minimal cash consideration in February 2012 and the issuance of shares of the Company’s common stock and stock warrants in March 2011. The intellectual property rights that were acquired were in the form of the rights to new technologies. Provisional patent applications were filed for each. Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

In February 2012, Next Fuel acquired the rights to two new technologies from individual inventors (LPV Technology and CTG Technology described below).  Both technologies are early stage and will require further development before we understand their full commercial potential. Provisional U. S. patent applications were filed for each. In February 2014, as described below, the Company sold its CTG Technology.

Coal-to-Gas (CTG) Technology

Coal-to-Gas Technology assists owners of natural gas and oil production resources to increase the efficiency of their operations. In February, 2014, the Company sold its Coal-to-Gas technology to Star Holding (U.K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of the Board of Directors of the Company who also controls the Company’s China licensee. The primary terms of the sale were that Mr. Guo transferred 600,000 shares of common stock of the Company back to the Company and terminated the Company’s obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of the Company’s common stock owned by Mr. Guo and his business associates. Due to the related party nature of this transaction no gain was recorded related to the sale, and the transaction was accounted for as an equity transaction. Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States Coal-to-Gas projects and is not currently in negotiations with any prospective partners or sub-licensees.

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

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

(C) Other Current Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards. The Certificate of Deposit bears a current interest rate of .35% and a maturity date of November 6, 2014. Interest earned and accumulated for the nine months ended June 30, 2014 was $188. As of June 30, 2014, the balance owed on the Company credit cards secured by the Certificate of Deposit was $19,822.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On March 31, 2013, the Company issued 185,000 shares of common stock for $55,500 ($.30/share) for exercise of stock warrants.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(B) Stock Issued for Services and Intellectual Property

On June 20, 2014, the Company issued 1,475,000 restricted shares of the Company’s common stock, having a fair value of $1,967,750 ($1.35/share) on the grant date, for consulting services.

On April 1, 2014, the Company issued 150,000 restricted shares of the Company’s common stock, having a fair value of $202,500 ($1.35/share) on the grant date, for compensation of directors.

On December 19, 2012, the Company agreed to issue 15,000 restricted shares of the Company’s common stock, having a fair value of $44,850 ($2.99/share) on the grant date.

(C)  Stock Warrants Issued for Services

On April 4, 2014, the Company granted 250,000 warrants, with a term of five years, having an exercise price of $0.90 per share. The warrants vest immediately.  The Company valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	118%
Risk free interest rate:	2.55%
Expected dividends:	0%

The following table summarizes all warrant grants as of June 30, 2014, and the related changes during the nine months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2013	-	$-
Granted	250,000	0.90
Exercised	-	-
Expired	-	-
Balance at June 30, 2014	250,000	$0.90
Warrants Exercisable at June 30, 2014	250,000	$0.90
Weighted Average Fair Value of Warrants Granted During 2014		$1.04

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The following tables summarize information about stock warrants for the Company as of June 30, 2014:

June 30, 2014 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Exercise Price
$0.90	250,000	4.75	$0.90	250,000	$0.90

There were no warrants as of June 30, 2013.

(D) Cancelation of Shares

During the nine months ended June 30, 2014, 600,000 shares of the Company’s common stock was returned to the Company in exchange for the sale of its CTG Technology in China (See Note 2(B)).

NOTE 4	STOCK OPTIONS

On April 1, 2014, the Company granted options to directors to purchase 100,000 shares of common stock at an exercise price of $1.10 per share. All shares vested immediately.

On January 23, 2013, the Company granted options to employees to purchase 475,000 shares of common stock at an exercise price of $1.71 per share. 237,500 shares were vested immediately, 118,750 shares will be vested after one year of employment, and 118,750 shares will be vested after two years of employment. During the nine months ended June 30, 2014, 60,000 shares were forfeited and canceled due to the separation of an employee.

On January 23, 2013, the Company granted options to non-employees to purchase 45,000 shares of common stock at an exercise price of $1.71 per share. 22,500 shares were vested immediately, 11,250 shares will be vested after one year of service, and 11,250 shares will be vested after two years of service.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The Company has valued the above options at their fair value using the Black-Scholes option pricing method. In addition to the exercise and grant date prices of the options, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following tables:

	Fiscal 2013 Employee Stock Options	Fiscal 2013 Non-Employee Stock Options	Fiscal 2014 Non-Employee Stock Options
Expected term (years)	3	8.8	5
Expected volatility	89.43%	89.43%	118%
Risk-free interest rate	.37%	1.55%	2.55%
Expected dividends	0	0	0

During the nine months ended June 30, 2014 and 2013, the Company recognized compensation expense related to stock options of $339,617 and $483,548, respectively.

For the nine months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $104,775 and $266,279, respectively, related to vested employee stock options, $100,884 and $142,518, respectively, related to unvested employee stock options, $113,541 and $35,204, respectively, related to vested non-employee stock options, and $20,417 and $39,547, respectively, related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable. The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of June 30, 2014, and changes during the nine months then ended is presented below:

	Nine Months Ended June 30, 2014
	Number of	Weighted Average Exercise
	Options	Price
Options outstanding at September 30, 2013	2,540,000	$3.64
Options granted	100,000	1.10
Options expired	-	-
Options cancelled	(1,593,334)	4.00
Options outstanding at June 30, 2014	1,046,666	$2.86
Options exercisable at June 30, 2014	808,330	$2.80

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

Changes in the Company’s unvested options for the nine months ended June 30, 2014 are summarized as follows:

	Number of	Weighted Average Exercise	Weighted Average Grant Date
	Options	Price	Fair Value
Non-vested options at September 30, 2013	2,040,004	$3.82	$.39
Options granted	100,000	1.10	1.14
Options vested	(338,334)	2.49	1.33
Options cancelled	(1,563,334)	4.00	.09
Non-vested options at June 30, 2014	238,336	$3.07	$1.41

	Options Outstanding			Options Exercisable
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	2.39	$4.68	50,000	$4.68
4.25	385,000	7.39	4.25	289,998	4.25
4.20	10,000	7.39	4.20	6,666	4.20
4.09	16,666	7.63	4.09	16,666	4.09
1.71	460,000	7.39	1.71	345,000	1.71
1.10	100,000	4.73	1.10	100,000	1.10
Totals	1,046,666	6.78	$2.86	808,330	$2.80

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 5	COMMITMENTS

On April 29, 2014, the Company entered into an agreement to purchase Integra Disk Filtration Units and Technology for a total of $900,000. An initial deposit of $100,000 had been made previously leaving a balance of $800,000 payable to the seller over a period of 135 days after the Exercise Date without interest. The Company is currently in negotiations to raise capital and/or secure financing to pay its commitment on this purchase agreement. The seller will retain title to the Units and Technology until such time as the commitment is satisfied.

On April 15, 2014, the Company entered into an agreement for consulting services. As an initial retainer fee, the Company issued 25,000 restricted shares of the Company’s common stock. Additionally, for any financing or capital brought to the Company by the Consultant, the Company will pay a 6% fee based on the net amount of funding, within 30 days of actual closing of the financing transaction. At such time as the Company has the financial resources, compensation will be at an hourly rate or fixed daily rate depending on the nature of the project. This Agreement shall remain in effect until April 15, 2015.

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

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013. The agreement calls for a monthly rental fee of $234. Lease expense related to this operating lease for the nine months ended June 30, 2014 was $2,104. Future minimum lease payments as of June 30, 2014 are as follows:

Fiscal year ending September 30
2014	$701
2015	2,805
2016	2,805
2017	1,403

$7,714

On March 30, 2012, the Company entered into a one-year lease agreement with an unrelated party for lease of office space beginning on May 1, 2012. The agreement calls for a monthly rental fee of $1,750. This lease agreement has expired and the office space continued to be rented on a month to month basis until April 30, 2014.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 6	REVENUE AND LICENSE AGREEMENTS

The Company entered into a License Agreement effective March 31, 2012 (as amended by Amendment No. 1 effective April 1, 2012 and Amendment No. 2 effective May 12, 2013) with Future Fuel Limited, a British Virgin Islands limited liability company (“Licensee”), which is affiliated with Mr. Guangwei Guo, a member of our Board of Directors and a shareholder who has purchased a substantial number of shares of our Common Stock. This Agreement has terminated with the Company’s sale of the Coal to Gas Technology to Star Holding, Ltd. in February 2014 (See Note 2(B)).

NOTE 7	RELATED PARTY TRANSACTIONS

On May 1, 2014, the Company began renting office space on a month-to-month basis from a shareholder/employee for $1,120 per month. The total rent paid to the shareholder/employee during the nine months ended June 30, 2014 was $3,360.

On February 15, 2014, the Company entered into an agreement with a shareholder/director and his associated company for the sale of the CTG Technology outside of the United States in exchange for return of 600,000 shares of the Company’s common stock (See Notes 2(B) and 3(E)).

On November 1, 2013, the Company entered into an agreement with a related party for consulting services. The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500. The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days’ notice. This agreement was terminated effective December 31, 2013 and a new agreement was entered into with this related party on March 15, 2014. In April, 2014, the Company issued 250,000 restricted shares of the Company’s common stock and 250,000 warrants as compensation for the consulting services. Additionally, at such time as the Company is in the financial position to do so, the Company shall pay a monthly retainer of $5,000 and a monthly expense allowance of $1,200. The total amount paid to the related party for the nine months ended June 30, 2014 was $3,500.

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders. During the year ended September 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement. This agreement has been terminated (See Note 6).

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space. The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012. Since termination at the end of March 2013, the Company had continued to lease this space on the same terms on a month to month basis. Effective March 1, 2014, the monthly rental rate was reduced to $500 and subsequently terminated effective June 30, 2014. The total paid under this agreement during the nine months ended June 30, 2014 was $6,640.

NOTE 8	RETIREMENT PLANS

In January, 2012, the Company established the Next Fuel, Inc. 401(k) Plan. On January 23, 2013, the Company approved a one time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012.

NOTE 9	SUBSEQUENT EVENTS

There are no subsequent events requiring disclosure.

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

Our technology and services are all in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●	Certain technology and intellectual property useful in extracting natural gas from coal (the "Coal-to-Gas Technology" or "CTG Technology"). The Company sold this Technology to a related party in February 21, 2014, and retained certain U.S. rights.
●	Low Energy Input Pervaporation (LPV) Technology to clean up water used in oil and natural gas production, including Frac drilling. This technology is still in development stage, but has shown promise as a commercial venture in the near future.
●	Carbon Dioxide to Product (CTP) Technology we acquired targets the emerging market of carbon footprint elimination. We currently are not working on this technology, but believe it could have commercial viability at a later stage.
●	Disk filtration technology to remove suspended solids in the range of 200 microns to as small as 5 microns in size. We are currently testing this technology. Initial testing has been very positive and we expect to complete testing of the technology in several different industrial applications this calendar year.

During the period from inception to the period ended March 31, 2011 we did not conduct an active business and devoted our efforts to capital raising activities and acquisition activity, including the capital raising and Coal-to Gas Technology described elsewhere in this report. Most of the expense we incurred during this period related to acquisition activities. From March 31, 2011 through February 21, 2014 we focused our operations on the businesses related to agreements with natural gas developers in China, Inner Mongolia, Indonesia and India, but as stated above, the Company has sold this technology.

During the calendar year of 2014, we expect to complete development and commercial launch of our LPV technology for cleaning waste water from oil and gas drilling operations.  Bench scale tests have been completed in the lab and testing of a larger scale prototype began recently. Efforts to build a field scale unit have been delayed by engineering issues related to using larger membranes.  The University of Wyoming, our research partner, is working on these engineering issues.  We expect that these technical difficulties will be mitigated this year and we will continue in our efforts to further develop this technology.  After we obtain the results generated from the larger test, we will commence negotiating with a potential licensee that would have the capability to bring this technology to a commercial level.

Raising capital to implement our planned development and acquisition of new products and services will be a primary focus for us during 2014.

Results of Operations

Three Months and Nine Months ended June 30, 2014

For the three months and nine months ended June 30, 2014, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and nine months ended June 30, 2014 totaled $2,429,947 and $3,543,160, respectively. During the three months and nine months ended June 30, 2014, we had $88 and $455, respectively, of net interest income.

We had a loss from continuing operations of $2,429,859 during the three months ended June 30, 2014 and $3,542,705 during the nine months ended June 30, 2014.

We had no gain or loss from discontinued operations during the three months ended June 30, 2014 and a loss from discontinued operations of $146,871 during the nine months ended June 30, 2014.

This resulted in a net loss of $2,429,859 during the three months ended June 30, 2014 and a net loss of $3,689,576 during the nine months ended June 30, 2014.

Operating expenses from continuing operations for the three months ended June 30, 2014 included $89,448 for salary expense, $2,277,736 for professional fees and $61,966 for general and administrative expenses.  Operating expenses from continuing operations for the nine months ended June 30, 2014 included $444,481 for salary expense, $2,514,952 for professional fees and $582,164 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance and the fair value of stock issued as compensation for consulting services.  Travel to our field test sites also constituted a substantial expense.

Three Months and Nine Months ended June 30, 2013

For the three months and nine months ended June 30, 2013, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and nine months ended June 30, 2013 totaled $331,737 and $1,456,004, respectively. During the three months and nine months ended June 30, 2013, net interest income totaled $666 and $2,686, respectively.

We had a loss from continuing operations of $331,071 during the three months ended June 30, 2013 and $1,453,318 during the nine months ended June 30, 2013.

We had a loss from discontinued operations of $234,848 during the three months ended June 30, 2013 and $674,367 during the nine months ended June 30, 2013.

This resulted in a net loss of $565,919 during the three months ended June 30, 2013 and a net loss of $2,127,685 during the nine months ended June 30, 2013.

Operating expenses from continuing operations for the three months ended June 30, 2013 included $179,845 for salary expense, $46,573 for professional fees and $103,944 for general and administrative expenses.  Operating expenses from continuing operations for the nine months ended June 30, 2013 included $656,583 for salary expense, $363,201 for professional fees and $433,048 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance.  Travel to our field test sites also constituted a substantial expense.

Capital Resources and Liquidity

As of June 30, 2014, we had $16,719 in cash and $875,220 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

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

Cash flows for Nine Months ended June 30, 2014 and 2013

Net cash used in operating activities during the nine months ended June 30, 2014 was $905,035 compared to $1,496,053 used in the nine months ended June 30, 2013. Net cash flow used in investing activities during the nine months ended June 30, 2014 was $100,188 compared to $77,176 for the nine months ended June 30, 2013. We had no financing activities during the nine months ended June 30, 2014. Net cash provided by financing activities during the nine months ended June 30, 2013 was $55,500. The following table summarizes our cash flows for the nine months ended June 30, 2014 and 2013:

	For the Nine Months Ended June 30,
	2014	2013
Net Cash Used In Operating Activities	$(905,035)	$(1,496,053)
Net Cash Used In Investing Activities	$(100,188)	$(77,176)
Net Cash Provided by Financing Activities	$0	$55,500
Decrease in Cash	$(1,005,223)	$(1,517,729)

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

Our revenue model for license agreements may include different types of payments: (1) upfront license fees; (2) royalties calculated as a percentage of the sale price of the gas our licensee produces, (3) payments for technical support or other services; and (4) payments for amendments we supply to licensees. Each license provides for one or more of these types of payments. Not every license we enter into is expected to include all these forms of payments.

We will recognize each type of revenue as follows:

(1) Upfront license fees – These payments will be recognized in accordance with the License Agreement and may be deferred over the term of the agreement or the period of the estimated benefit to the customer.

(2) Royalties calculated as a percentage of the sale price of the gas our licensee produces - These payments will be recognized in accordance with the License Agreement and should be recognized when paid as the payment will come after the sale of produced gas.

(3) Payments for technical support or other services - These payments will be recognized in accordance with the License Agreement and could be deferred until all work is complete.

(4) Payments for amendments we supply to licensees - These payments will be recognized in accordance with the License Agreement and should be recognized when we deliver the nutrients.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and June 30, 2013, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the nine months ended June 30, 2014 and 2013 respectively, 250,000 and 0 shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the nine months ended June 30, 2014 and 2013, respectively, 1,046,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. In June, 2014, the FASB issued ASU No. 2014-10. The amendments in this ASU remove all incremental financial reporting requirements for development stage entities. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2014. Early adoption is permitted. The Company is adopting the amendments prescribed by this ASU beginning with this reporting period. The Company has determined that early adoption of this ASU does not have a material effect on its financial position or results of operations.

ASU No. 2014-09, Revenue from Contracts with Customers. In May, 2014, the FASB and IFRS jointly issued ASU No. 2014-09. The amendments in this ASU provide substantial enhancements to the quality and consistency of how revenue is reported. The new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2016 and are to be applied retrospectively. Early adoption by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2014 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, June 30, 2014, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

The Company's management is addressing these weaknesses by starting the process of seeking to recruit independent Directors so that the Company's Audit Committee meets regulatory requirements for independence and financial expert experience. The Company also started the process of retaining additional staff to assist its internal staff with compliance issues. However, budgetary constraints make it unlikely that we will increase our internal staff until after we raise additional capital.

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

We refer you to our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 23, 2013 for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our Form 10-K on December 23, 2013, except that, as discussed elsewhere in this report: 1) we have sold our Coal to Gas (CTG) technology; and 2) there can be no assurance that the company will be able to complete the purchase of the Integra Disk Filtration Equipment and IP. Until the purchase is finalized, the company will not have title to any equipment associated with the Integra Disk Filtration.

These developments may adversely impact our ability to enter into other license agreements, to generate revenue and raise capital at acceptable valuations, all of which increase the risks to our shareholders.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this report constitutes forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this report, particularly in “Risk Factors.” You can identify these statements by forward-looking words such as “might,” “expect,” "plan," “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully, because they:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2014, the Company issued 150,000 restricted shares of the Company’s common stock, having a fair value of $202,500 ($1.35 per share) on the grant date, for compensation of directors.

On June 20, 2014, the Company issued 1,475,000 restricted shares of the Company’s common stock, having a fair value of $1,967,750 ($1.35 per share) on the grant date, for consulting services.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

NEXT FUEL, INC.

Date: August 14, 2014	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Robin Kindle
Robin Kindle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101**	Interactive Data File

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** This information is furnished in extensible Business Reporting Language (XBRL) and is not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and is not subject to liability under those sections.

