Form 10-K
period 2014-09-30
NEXT FUEL, INC.
filed 2015-01-13
CIK 1422949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-55165

NEXT FUEL, INC.

(Name of registrant in its charter)

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
Common Stock, par value $0.0001

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐      No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates  computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, March 31, 2014, was $7,320,453.

Number of shares of the registrant’s common stock outstanding as of January 5, 2015 was 15,047,500

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Next Fuel,” “NXFI,” and the “Company,” they refer to Next Fuel, Inc. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Our History

We were organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc. Our stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") on June 11, 2008 under the trading symbol "CLLL". We were not successful in raising sufficient capital to support a clinical trials business. On May 21, 2009, we changed our name to Next Fuel, Inc. and changed our trading symbol to NXFI.

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

INTEGRA Disc Filtration System

On April 29, 2014, the Company entered into the Integra Test and Intellectual Property Option Agreement with Layne Christensen Company (“Layne”) to purchase the Integra Disc Filtration Units and Technology (the “INTEGRA Disc Filtration System”) for a total of $900,000. An initial deposit of $100,000 had been made on November 14, 2013, in connection with the signing of a non-binding letter of intent with Layne on October 30, 2013. This left a balance of $800,000 which was payable without interest to Layne over a period of 135 days after April 29, 2014. Layne retained title to the INTEGRA Disc Filtration System until the commitment was satisfied. The Company completed the purchase with the payment of $800,000 to Layne on September 5, 2014. The Company provided $650,000 and refinanced the remaining balance of $150,000 with a note.

The INTEGRA Disc Filtration System is a robust water treatment technology that is designed to remove high concentrations of suspended solids with particle sizes ranging 200 microns down to 5 microns from the most difficult industrial water streams. The design operates and back flushes automatically without filter cartridge or media changing, significantly reducing operating costs. Some features and benefits of the INTEGRA Disc Filtration System include:

•	The highest filtration density, providing the smallest footprint
•	The INTEGRA Disc Filtration System has the lowest pressure requirements (and associated energy use) of the industry
•	The lowest back-flush volume of the industry at an expected 1.5%
•	No back-flush pumps
•	Highest flushing energy of industry employing short (low volume) compressed air entrained and propelled filtrate charges
•	Robust, stainless steel construction
•	No high maintenance 3 way valves, all valving is internally ported or simple 2 way diaphragm
•	INTEGRA maintenance can be performed while operating
•	Corrosion and chemical resistant materials of construction

•	Fully Automatic self-cleaning operation employing the highest flushing flux in the industry
•	Internal porting of the INTEGRA Disc Filtration System eliminates failure prone and flow constraining check valves
•	The INTEGRA Disc Filtration System has no sliding seals in contact with abrasive feed water solids
•	The stainless steel external housing of INTEGRA Disc Filtration System is not prone to ultraviolet damage
•	No disposal cartridges, elements, or media
•	Low maintenance and operational cost

The INTEGRA Disc Filtration System is a high flow density design substantially reducing the required system footprint to less than other comparable systems. The INTEGRA Disc Filtration System employs compressed, cylindrical stacks of surface textured rings (discs), encompassed within an inlet ported vessel, with each stack being supported vertically by 4 back flush nozzle imbued sparger tubes. Each module consists of 3 disk stack columns in a feedwater receiving, cyclonic filtration plenum, a filtrate and porting plenum and a compressed air receiving back-flush reaction plenum. One of the INTEGRA Disc Filtration System’s important aspects is its unique automatic high power, low energy flushing capability. This provides the highest back flush cleaning efficiency of the industry. Unlike other disk filter systems, flushing employs compressed air entrained filtrate, propelled by a compressed air charge, proffering very high flushing efficiency, in very short cycle, without use of auxiliary back flush pumps. The INTEGRA flushing process lasts approximately 5 seconds having conveyed filtrate at 470 gpm (gallons per minute) and compressed air at 371 cfm (cubic feet per minute), conveying 125 pneumatic hp (horse power) of flushing power.

Water Treatment Services

Next Fuel provides water treatment solutions related to new and existing systems. The primary services provided by Next Fuel includes:

•	“Stand-Alone” Filtration: This applies to new projects as well as existing systems in which only total suspended solids (TSS) removal is desired, designing the system to separate and capture solids down to 5 micron in size. Such effluent can be reused or disposed of (e.g., back injection).
•	Pre-Filtration: For most all new and existing treatment systems or trains, effective solids removal is key to cost effective running of nano-filtration or similar membrane technologies.
•	Retrofitting Existing Sites: This service offers customers the opportunity to retrofit and upgrade current systems that are using competitor equipment. Our patented disc design is significantly more effective and resistant to many chemical conditions (e.g., extreme pH, oil and grease) than our competition. This offers the client the ability to upgrade their system and treatment performance by installing our disc in existing disc-filtration vessels without having to purchase all new equipment.

Market Analysis

Our marketing strategy is based on developing an awareness regarding Next Fuel's technology to both engineering companies and the end use businesses. Next Fuel will strongly use networking as a means to develop relationships with as many of the potential customers as possible, both domestically and internationally. Although the market is very large, we are confident we can make inroads quickly. By developing these relationships, Next Fuel will allow potential clients to become familiar with not only the technology and services offered by Next Fuel, but also the personalities involved, recognizing that much of business is transacted by word of mouth and who you know.

To reach the end user customers, Next Fuel will use its strong network of contacts in the engineering community, consultants and personal contacts. As a means of increasing visibility, Next Fuel will participate in many domestic and international trade shows and conferences. Next Fuel believes that participating in the conferences will be an effective way of meeting many of the potential customers and allowing them to become familiar with our technology and expertise.

Market Trends

There is increasing demand for filtration technologies with smaller footprints, especially in the oil and gas industry, where mobile water treatment systems are desired to save on transportation costs. Therefore, disc filtration technologies such as INTEGRA are expected to be in high demand due to the advantage of smaller space requirements relative to conventional media filtration technologies.

Target Market

Our target markets include power plants, tomato packing plants, PVC pipe manufacturers, oil and gas companies, computer chip manufacturers, and breweries.

Other Technologies

Low Energy-input Pervaporation (LPV) Technology

The LPV technology we acquired in February 2012 brings an opportunity to expand our energy related technology to clean up water used in oil and natural gas production, including hydraulic fracturing, aka “frack”, drilling. We believe this technology will allow us to treat water that contains the most challenging, high salt- and total dissolved solids used or produced in U. S. oil and gas operations. This technology could provide the oil and gas industry with a new cost-effective method for treating this type of waste water and dealing with environmental restrictions on their operations. If the federal and state governments continue to strengthen environmental regulations for the oil and gas industry, we believe demand for new water treatment technologies is likely to increase. Bench scale tests have been completed in the lab and we have been testing a larger scale prototype. There can be no assurance field tests will be successful or that we will enter into a license agreement or generate license revenues.

Coal to Gas (CTG) Technology

On February 21, 2014 the Company sold its CTG technology to Star Holding (U. K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of our Board of Directors (the “Board”). Mr. Guo also controls the Company's China licensee. The primary terms of the sale were that Mr. Guo transferred back to the Company 600,000 shares of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) that Mr. Guo previously owned. Mr. Guo terminated the Company's obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of Common Stock Mr. Guo and his business associates still own.  The Company retains an exclusive license to rights in the United States to the CTG technology that was sold.  Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States CTG projects and is not currently in negotiations with any prospective partners or sub-licensees.

Carbon Dioxide to Product (CTP) Technology

The CTP technology we acquired in February 2012 targets the emerging market of carbon footprint elimination. After development, our CTP technology will convert carbon dioxide from sources such as power plants and other fossil fuel burning industries into value added organic compounds. This process will also close the carbon loop by returning carbon to solid form instead of releasing it into the air. We expect that our CTP Technology will have minimum energy input and the feedstock is the waste gas from stack emissions. If we develop this technology into a commercial process, we expect to derive revenue both from the operators of power plants for cleaning the feedstock (carbon dioxide) and from selling the products the CTP Technology produces. We currently do not have a plan or schedule for commercialization of this very early stage technology.

Intellectual Property Protection

We have the following patents and trademark registrations associated with the INTEGRA Disc Filtration System:

1.	U.S. Patent No. 7.288.186 entitled “Filtrate immersed activation assembly for disc filters” issued October 3, 2007 and any and all foreign counterpart patent applications currently existing or filed in the future.
2.	U.S. Patent No. 8.114.287 entitled “Surface purveyed filtration device” issued February 14, 2012 and any and all foreign counterpart patent applications currently existing or filed in the future.
3.	U.S. Patent No. 6.752.920 entitled “Integral valved filter” issued June 22, 2004 and any and all foreign counterpart patent applications currently existing or filed in the future.
4.	U.S. Patent No. 8.33.825 entitled “Surface purveyed filtration process” issued November 6, 2012 and any and all foreign counterpart patent applications currently existing or filed in the future.
5.	U.S. Trademark Registration No. 4134263, “I”
6.	U.S. Trademark Registration No. 4134264, “INTEGRA”

Management

Our management team is led by individuals who have experience building both domestic and international business relationships.   Our implementation team is led by professionals with decades of experienced in R&D and putting technology to work to produce results.  See Item 1A "Risk Factors" of this Report related to our management.

At January 13, 2015, we employed four people. We currently outsource much of our accounting and other administrative functions, but we expect to employ additional staff for administrative functions.

Environmental

Many environmental laws, rules and regulations cover the energy business in general. The laws, rules and regulations cover a range of issues, including groundwater, air emissions, and carbon emissions.   See Item 1A "Risk Factors" of this Report for a discussion of environmental risks to our business.

Leased Property

Our principal office is located at, and our mailing address is, 821 Frank Street, Sheridan, Wyoming, 82801 in approximately 400 square feet of office and 2,500 square foot of shop/warehouse space, which we lease for $1,120 per month. We currently rent this space on a month to month basis.

We also rent an equipment yard in Corpus Christi, Texas for a large portion of our INTEGRA Disc Filtration System modules and parts inventory for which we pay $500 per month.

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

Our September 30, 2014 financial statements have been prepared on a going concern basis. As of September 30, 2014, we had approximately $192,044 in cash and cash equivalents and approximately $945,717 of liabilities as well as a net loss of $4,493,727 as shown in Financial Note 1 part (B). We do not expect our cash resources will be sufficient to fund operations for the next twelve months, and we will continue to seek capital raising opportunities during that year to fund operations.

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

We began to conduct our business operations in April 2011 and have not yet generated enough revenue to fully fund our operations. If we cannot generate more revenue, we may have to alter or delay implementing our plan of operations.

We may not be successful in enforcing the long-term payment obligations we seek.

Our revenue generation model is to enter into agreements that provide for long-term revenues from operations in the oil and gas, wastewater, and agricultural industries in which customers deploy our technology. Customers may employ a variety of strategies to eliminate or reduce the revenue we generate.

II. Risks associated with our technology and services.

We expect that commercial development and operations of projects of our clients will be subject to risks of delay and cost overruns, which will delay and decrease our revenue.

We anticipate our revenue will be primarily derived from water treatment as we assist operators and developers. Many factors beyond our control affect the development and operation of projects by our clients. Development and operations of projects will be subject to substantial risks of delay or cost overruns. Delays in development or operation of the projects could directly adversely impact both the timing and amount of revenue we generate.

Our technology has been tested in only a limited number of projects. We might not successfully develop and implement our technology in wider scale commercial-scale operations.

Commercial operations may involve factors of which we are not aware that impede implementation of our technology.

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

Failure to appropriately manage safety, human health and environmental risks associated with our technology and processes could adversely impact employees, communities, stakeholders, our reputation and results of operations. Public perception of the risks associated with our technology could impact its acceptance and influence the regulatory environment in which we operate. Issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.

Our lack of diversification will increase the risk of an investment in us.

Our current business focus is on marketing and implementation of the Integra Disc Filter system. Larger companies have the ability to manage their risks by diversification. However, we currently lack significant diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry than we would if our business was more diversified, increasing our risk profile. Such factors include fluctuations in prices of oil and natural gas, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation.

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

Historically, the markets for energy products have been volatile. These markets will likely continue to be volatile in the future. The payments we expect to receive from licensees are likely to depend on numerous factors beyond our control. These factors include the following:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption; and
●	the price and availability of alternative fuels; and market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

IV. Risks associated with our shareholders, officers, directors and employees

Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, Robert H. Craig, our Chief Executive Officer, Mr. Song Jin, our President and Chief Operating Officer, Mr. Robin Kindle, our Vice President and Chief Financial Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At January 13, 2015, we had four full-time employees. We do not maintain “key person” life insurance policies on any of our employees.

We have limited management and staff and will be dependent upon partnering arrangements.

We had four full-time employees as of January 13, 2015. We intend to use the services of independent consultants and contractors to perform various professional services, including legal, environmental, book keeping, accounting and tax services. We will also pursue alliances with partners to conduct field operations. Our dependence on third party consultants and service providers and partners creates a number of risks, including but not limited to:

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

At January 13, 2015, directors and executive officers beneficially owned, in the aggregate, 6,865,570 shares (including vested stock options and unvested stock options that become exercisable when they vest within sixty (60) days after January 13, 2015), but does not include 813,000 shares owned by investors who are business associates of one of the members of our Board or were otherwise introduced to the Company by that director.  At January 13, 2015, the Company had 15,047,500 issued shares of Common Stock. In addition, the Company's officers and directors have stock options to purchase 815,000 shares of Common Stock, of which 565,000 options have been vested or will vest within sixty (60) days after January 13, 2015 and 250,000 options are subject to vesting over time more than sixty (60) days after January 13, 2015.  See Item 11 "Executive Compensation" of this Report for information about option plans and vesting terms.

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

We and our prospective clients are subject to extensive laws relating to the protecting the environment. These laws may increase the cost of operating projects that utilize our technology or affect demand for the gas these projects will produce.

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

We expect that sales outside the U.S. may constitute a portion of our revenue. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

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

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil, NGLs, and natural gas.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

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

As a public company, we are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). We have incurred and will continue to incur significant legal, accounting, and other expenses that private companies do not incur. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley) and rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

We are required to file with the SEC annual and quarterly reports and other information that are specified in Section 13 of the Exchange Act. We will also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of listing on the OTCQB, and if listed for continuing to remain listed on the OTCQB, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated there under, which impose significant compliance obligations upon us. As a public company, we will be required to:

●	Prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and OTCQB rules;
●	create or expand the roles and duties of our board of directors and committees of the board;
●	maintain a more comprehensive financial reporting and disclosure compliance functions;

●	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;
●	enhance and formalize closing procedures at the end of our accounting periods;
●	maintain an internal audit function;
●	enhance our investor relations function;
●	establish and maintain new internal policies, including those relating to disclosure controls and procedures; and
●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

To comply with these requirements, we have evaluated and tested and intend to continue to evaluate and test our internal controls. Where necessary, we have taken and will continue taking remedial actions, to allow management to report on (and when and as required, our independent auditors to attest to), our internal control over financial reporting. As of September 30, 2014, we have a material weakness in our internal controls over financial reporting, as described further in Item 9A.

As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting.

Any failure to develop or maintain effective internal control over financial reporting or difficulties encountered in implementing or improving our internal control over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. As discussed above, as of September 30, 2014, we have a material weakness in our internal controls over financial reporting. Ineffective internal controls also could cause our stockholders and potential investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Common Stock. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, or to stockholder class action securities litigation.

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

At January 13, 2015, 15,047,500 shares of our Common Stock were issued and outstanding, and an additional 5,350,000 shares are reserved for issuance pursuant to three compensation plans of which a total of 976,666 shares are subject to outstanding options and 2,810,000 reserved shares are available for future grants. Addition information about stock options can be found in the Item 11 "Executive Compensation" of this Report.

We have contractual obligations to register for re-sale 1,800,000 shares of our Common Stock which we completed selling on September 19, 2014. We expect other investors will require registration rights as well.

Some of our outstanding shares are "restricted securities" (as defined in Rule 144) that can only be re-sold under an applicable exemption from registration (including Rule 144), or pursuant to a registration statement.

Rule 144 provides, in essence, that our affiliates and persons who have been affiliates in the last three months, are subject to volume limitations and certain other restrictions, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions. Investors should be aware that sales under Rule 144, or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market that may develop for such shares.

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

Currently and at least for the foreseeable future, our Common Stock will be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 under the Exchange Act. Rule 15g-2 under the Exchange Act requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC and certain other information related to the penny stock, the broker-dealer’s compensation in the transaction, and the other penny stocks in the customer’s account.

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

Our Common Stock trades on the OTCQB trading system. The OTCQB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTCQB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

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

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

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

Because our stock is thinly traded and our market capitalization is low, we may not be able to attract the attention of major brokerage firms or institutional investors.

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

We have not declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

Our stock began trading on the OTCBB on June 11, 2008 under the trading symbol "CLLL." On May 21, 2009, we changed our name to Next Fuel, Inc. We then changed our trading symbol to "NXFI."

The following table shows the high and low reported closing prices of our Common Stock for the periods indicated. Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

Period	High	Low

FY 2014

Fourth Quarter (7/1/2014 – 9/30/14)	$0.80	$0.36
Third Quarter (4/1/14 – 6/30/14)	$1.35	$0.51
Second Quarter (1/1/2014 – 3/31/2014)	$1.40	$1.00
First Quarter (10/1/2013 – 12/31/2013	$1.95	$0.79

FY 2013

Fourth Quarter (7/1/2013 - 9/30/2013)	$1.34	$1.26
Third Quarter (4/1/2013 - 6/30/2013)	$1.99	$1.25
Second Quarter (1/1/2013 - 3/31/2013)	$2.99	$1.71
First Quarter (10/1/2012 - 12/31/2012)	$3.05	$1.66

On January 13, 2015, there were approximately 105 owners of record of our Common Stock.

 We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of our business.

We have reserved 5,350,000 shares of Common Stock pursuant to three compensation plans of which options to purchase 976,666 shares were outstanding at January 13, 2015 and 2,810,000 reserved shares are available for future grants. Additional information about stock options can be found in the Item 11 "Executive Compensation" of this Report, which is incorporated herein.

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

Recent Events

Recent events you should be aware of about our business include the following events:

On February 26, 2014 Next Fuel, Inc. issued a press release announcing that it has sold the Company's Coal to Gas technology to Star Holding (U. K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of the Board of Directors of the Company who also controls the Company's China licensee.  The transaction was approved by the Company's Board of Directors at a meeting held on February 21, 2014.

The primary terms of the sale were that Mr. Guo is transferred back to the Company 600,000 shares of Common Stock of the Company and terminated the Company's obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of the Company Mr. Guo and his business associates own.  The Company retained an exclusive license to rights in the United States to the CTG technology being sold.  The Company and the buyer will negotiate a royalty to be paid by the Company for contracts in the United States entered into by the Company after August 1, 2014.  The Company also agreed to nominate Mr. Guo to continue as a member of the Company's Board of Directors at the next annual meeting of the shareholders of the Company.

As discussed in previous Reports filed by the Company, delays in producing commercial volumes of natural gas at drill sites have delayed the Company's ability to generate revenue.  The Company's Board of Directors approved this transaction so that financial resources required to support efforts to commercialize the Company's Coal to Gas Technology can be reallocated to other business opportunities described in previous Reports filed by the Company.  Although The Company's remaining financial resources may not be sufficient to finance commercialization of the other technology the Company has, the Company took this step to improve its ability to raise capital by reducing its expenses and concentrate its existing resources on lines of business that require less capital.

On April 29, 2014, the Company entered into the Integra Test and Intellectual Property Option Agreement with Layne Christensen Company (“Layne”) to purchase the INTEGRA Disc Filtration System for a total of $900,000. An initial deposit of $100,000 had been made on November 14, 2013, in connection with the signing of a non-binding letter of intent with Layne on October 30, 2013. This left a balance of $800,000 which was payable without interest to Layne over a period of 135 days after April 29, 2014. Layne retained title to the INTEGRA Disc Filtration System until the commitment was satisfied. The Company completed the purchase with the payment of $800,000 to Layne on September 5, 2014. The Company provided $650,000 and refinanced the remaining balance of $150,000 with a note.

Pursuant to subscription agreements dated August 4, 2014, the Company sold One Million Eight Hundred Thousand (1,800,000) shares of the Company’s Common Stock for $0.556 per share for an aggregate amount of One Million Dollars ($1,000,000) to two individuals ( the “Investors”) who are residents of the People's Republic of China. The Company received the $1,000,000 from the Investors on September 19, 2014.

See Item 1A "Risk Factors" in this Report, for factors that could cause actual results to differ from the forward looking statements we have made about our agreements and possible future agreements and revenue.

Plan of Operation

Next Fuel is a provider of water consulting, filtration technology and services to the oil and gas industry, as well as other industrial water users in agriculture and food processing.   Through its INTEGRA Disc Filtration System, Next Fuel offers solutions for low cost, high volume commercial water treatment. Next Fuel aims to be the leader and standard in disc filtration technology by continued innovation in enhancing the INTEGRA Disc Filtration System and developing new technologies. The Company believes the INTEGRA offers reduced maintenance expenses, longer run time and reduced labor expenses when compared to other filtration systems currently being used by industry. After a successful pilot test of the INTEGRA agricultural facility in Oregon, the Company is negotiating with operators in the Permian Basin in Texas to initiate a pilot program for oil and gas produced waters.

We are examining and testing various other technologies and services that are in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●	Low Energy Input Pervaporation (LPV) technology to clean up water used in oil and natural gas production, including Frack drilling.

●	Carbon Dioxide to Product (CTP) technology that targets the emerging market of carbon footprint elimination.

Raising capital to introduce the INTEGRA Disc Filtration System to various markets and operators will be a primary objective of the company for 2015.

Results of Operations

Year ended September 30, 2014

For the year ended September 30, 2014, we had no revenue from continuing operations as the Company moved out of the Coal-to-Gas business and focused its attention on water filtration utilizing the INTEGRA Disc Filtration System. Operations in the water filtration core business consisted of purchasing the INTEGRA Disc Filtration System, meeting and negotiating with potential customers and conducting preliminary field pilot tests, thus there were no revenues from continuing operations for the year.

Operating expenses from continuing operations for the year ended September 30, 2014 totaled $4,346,481. During the year ended September 30, 2014, we had net interest expense of $375.

We had a net loss from continuing operations of $4,346,856 during the year ended September 30, 2014.

We had a net loss from discontinued operations of $146,871 during the year ended September 30, 2014. The primary expenditures included travel to Coal-to-Gas operation sites and mitigating natural gas production issues at those sites.

This resulted in a net loss of $4,493,727 during the year ended September 30, 2014.

Operating expenses from continuing operations for the year ended September 30, 2014 included $511,017 for salary expense, $1,563 for research and development costs, $2,599,807 for professional fees which consisted primarily of utilizing shares of the Company’s stock for an accounting consultant, a business development consultant, and an investment banking consultant, as well as $1,234,094 for general and administrative expenses which was primarily stock compensation for arranging financing for the INTEGRA purchase and completing the water lease agreement. Additional fees and expenses related to financing activities and securities disclosure compliance. Travel to our water filtration field test sites also constituted a substantial expense. As the Company had little cash on hand, utilization of stock, warrants and options was necessary to maintain continuation of the business and to secure funding for the purchase of the INTEGRA system. These very necessary financial obligations, of which a good portion were one-time expenses, created significantly higher operating expenses than that incurred in 2013 when the Company had significantly more cash on hand.

Year ended September 30, 2013

For the year ended September 30, 2013, we had no revenue from continuing operations.

Operating expenses from continuing operations for the year ended September 30, 2013 totaled $2,162,204. During the year ended September 30, 2013, net interest income totaled $3,057.

We had a net loss from continuing operations of $2,159,147 during the year ended September 30, 2013.

For the year ended September 30, 2013, we had $115,557 in revenues from discontinued operations which consisted of license fees and sales of nutrients utilized in the Coal-to-Gas technology which the company sold in February, 2014.

We had a net loss from discontinued operations of $598,472 during the year ended September 30, 2013 which was related to the Coal-to-Gas technology as well.

This resulted in a net loss of $2,757,619 during the year ended September 30, 2013.

Operating expenses from continuing operations for the year ended September 30, 2013 included $836,427 for salary expense, $8,328 for research and development costs, $412,043 for professional fees which was primarily outside consultants and $905,406 for general and administrative expenses. Most of these fees and expenses related to financing activities and securities disclosure compliance and a portion was attributable to stock options for employees and officers of the Company. As they were located in Asia, travel to our field test sites also constituted a very substantial expense.

Capital Resources and Liquidity

As of September 30, 2014, we had $192,044 in cash and cash equivalents and $945,717 of liabilities as well as a net loss of $4,493,727 as shown in Financial Note 1 part (B). Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this Report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

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

Cash flows for Years Ended September 30, 2014 and 2013

Net cash used in operating activities during the year ended September 30, 2014 was $1,058,615, compared to $2,063,750 used in the year ended September 30, 2013 as the Company had significantly less cash in 2014 and was required to utilize stock, options or warrants to meet obligations. This includes more than $3.3 million in stock and option expenses as compared to $570,072 used in 2013. Net cash flow used in investing activities during the year ended September 30, 2014 was $121,283, attributable to the cash portion of the purchase of the INTEGRA water system, compared to $77,214 attributable to the deposit utilized for Company credit cards for the year ended September 30, 2013. Financing activities during the year ended September 30, 2014 provided $350,000 net to us after completing the INTEGRA purchase, compared to $55,500 from the exercise of warrants during the year ended September 30, 2013. The cash provided by financing activities was primarily attributable to the proceeds from issuances of our common stock. The following table summarizes our cash flows for the most two recent fiscal years:

	For the Years Ended September 30,
	2014	2013
Net Cash Used In Operating Activities	$(1,058,615)	$(2,063,750)
Net Cash Used In Investing Activities	$(121,283)	$(77,214)
Net Cash Provided by Financing Activities	$350,000	$55,500
Net Decrease in Cash	$(829,898)	$(2,085,464)

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Certain revenues were recognized, and are presented within discontinued operations, during the year ended September 30, 2013.

The Company recognizes revenue from royalty agreements as the royalties are earned. The Company recognizes revenue from the sale of additives at the time the products are delivered. The price is fixed and collection is reasonably assured. The Company recognizes revenue under service agreements when the services are complete and the Company has no remaining obligations under the agreements.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and September 30, 2013, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share.  For the years ended September 30, 2014 and 2013 respectively, 250,000 and 0 shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the years ended September 30, 2014 and 2013, respectively, 976,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of income per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU No. 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in order to reduce diversity in the timing and content of footnote disclosure. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

ASU No. 2014-09, Revenue from Contracts with Customers. In May, 2014, the FASB and IFRS jointly issued ASU No. 2014-09. The amendments in this ASU provide substantial enhancements to the quality and consistency of how revenue is reported. The new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2016. Early adoption by public entities is not permitted. The Company is still analyzing the revenue recognition standard and related potential impact.

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April, 2014, the FASB issued ASU No. 2014-08. The amendments in this ASU change the requirements for reporting discontinued operations including disposals of components of an entity. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2014 and are to be applied prospectively. Early adoption is only permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXT FUEL, INC.

FINANCIAL STATEMENTS

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF SEPTEMBER 30, 2014 AND 2013

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

PAGE2	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 1, 2012 TO SEPTEMBER 30, 2014

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

PAGE	F-7 - F-24	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Next Fuel, Inc.

We have audited the accompanying balance sheets of Next Fuel, Inc. as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Fuel, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Hein & Associates LLP

Denver, Colorado

January 13, 2015

Next Fuel, Inc.

Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash	$192,044	$1,021,942
Prepaid Expenses	12,017	15,293
Security Deposit	75,352	-
Total Current Assets	279,413	1,037,235

Equipment, net	624,522	19,402
Intangibles (Notes 1(G) and 2(B))	295,000	-
Lease Acquisition Costs, net	145,833
Security Deposit	-	75,069

Total Assets	$1,344,768	$1,131,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses - continuing operations	$88,613	$27,634
Accounts payable and accrued expenses - discontinued operations	-	23,185
Accounts payable and accrued expenses - related party	32,104	17,588
Accrued Lease origination costs, including $50,000 due to a related party	150,000	-
Accrued stock award due to an executive officer	525,000	-
Current portion of lease payable (Note 5)	48,650	-
Total Current Liabilities	844,367	68,407

Lease Payable (Note 5)	101,350	-

Total Liabilities	945,717	68,407

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,997,500 and 11,172,500 issued and outstanding as of September 30, 2014 and 2013, respectively	1,400	1,117
Additional paid-in capital	29,590,617	25,761,421
Accumulated deficit	(29,192,966)	(24,699,239)
Total Stockholders' Equity	399,051	1,063,299

Total Liabilities and Stockholders' Equity	$1,344,768	$1,131,706

See accompanying notes to financial statements

Next Fuel, Inc.

Statements of Operations

	For the Year Ended September 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Professional fees	$2,599,807	$412,043
Research and development costs	1,563	8,328
Salary Expense	511,017	836,427
General and administrative	1,234,094	905,406
Total Operating Expenses	4,346,481	2,162,204

Loss from Operations	(4,346,481)	(2,162,204)

Other Expenses
Interest Income	551	3,057
Interest Expense	(926)	-
Total Other Income/(Expense)	(375)	3,057

LOSS FROM CONTINUING OPERATIONS	(4,346,856)	(2,159,147)

LOSS FROM DISCONTINUED OPERATIONS	(146,871)	(598,472)

NET LOSS	$(4,493,727)	$(2,757,619)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.38)	$(0.20)
Discontinued Operations	(0.01)	(0.05)
Net Loss	$(0.39)	$(0.25)

Weighted average number of shares outstanding during the year - Basic and Diluted	11,375,103	11,076,966

See accompanying notes to financial statements

Next Fuel, Inc.

Statement of Changes in Stockholders' Equity

For the period from October 1, 2012 to September 30, 2014

	Common Stock		Additional		Total
			paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, October 1, 2012	10,972,500	$1,098	$25,091,018	$(21,941,620)	$3,150,496

Common stock issued for services	15,000	1	44,849		44,850

Share based compensation expense			570,072		570,072

Exercise of warrants	185,000	18	55,482		55,500

Net loss for the year ended September 30, 2013	-	-	-	(2,757,619)	(2,757,619)

Balance, September 30, 2013	11,172,500	1,117	25,761,421	(24,699,239)	1,063,299

Share based compensation expense			398,784		398,784

Common stock issued for services	1,625,000	163	2,170,087		2,170,250

Common stock issued for cash	1,800,000	180	999,820		1,000,000

Cancelation of common stock	(600,000)	(60)	60		-

Warrants issued for services			260,445		260,445

Net loss for the year ended September 30, 2014	-	-	-	(4,493,727)	(4,493,727)

Balance, September 30, 2014	13,997,500	$1,400	$29,590,617	$(29,192,966)	$399,051

See accompanying notes to financial statements

Next Fuel, Inc.

Statements of Cash Flows

	For the Years Ended September 30,
	2014	2013
Cash Flows Used In Operating Activities:
Net Loss from continuing operations	$(4,346,856)	$(2,159,147)
Net Loss from discontinued operations	(146,871)	(598,472)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	2,695,250	44,850
Warrants issued for services	260,445	-
Share based compensation - stock options	398,784	570,072
Depreciation and amortization expense	25,047	5,947
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,276	16,169
Increase (decrease) in accounts payable and accrued expenses	60,979	14,871
(Decrease) increase in accounts payable - related parties	14,516	(2,344)
Cash flows from operating activities of discontinued operations	(23,185)	44,304
Net Cash Used In Operating Activities	(1,058,615)	(2,063,750)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(121,000)	(2,145)
Security deposit	(283)	(75,069)
Net Cash Used In Investing Activities	(121,283)	(77,214)

Cash Flows From Financing Activities:
Payment on equipment financing	(650,000)	-
Proceeds from issuance of common stock, net of offering costs	1,000,000	55,500
Net Cash Provided by Financing Activities	350,000	55,500

Net Decrease in Cash	(829,898)	(2,085,464)

Cash at Beginning of Year	1,021,942	3,107,406

Cash at End of Year	$192,044	$1,021,942

Supplemental disclosure of non-cash investing and financing activities:

On April 29, 2014, the Company financed the purchase of equipment and intangible assets in the amount of $800,000 (Note 5). On September 15, 2014, the Company paid $650,000 and refinanced the remaining $150,000. In addition, the Company awarded 300,000 shares of common stock to the lessor with a fair value of $150,000, as lease acquisition costs.

See accompanying notes to financial statements

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Next Fuel, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 14, 2007.  Next Fuel, Inc. is a service-based firm that has developed and will continue to develop and commercialize innovative technologies, such as water treatment technologies.

We are also investigating opportunities to develop or acquire other advanced technologies with focus on clean renewable energy, such as novel systems for energy-related water treatment, and processes for carbon dioxide conversion and carbon loop closure, and biological fuel cells.  Collaborations with leading research institutes, such as the University of Colorado and the University of Wyoming will allow the Company to focus on identifying and acquiring or developing a portfolio of growth opportunities with compelling market values and clean energy and environmental stewardship.

We are a technology provider and service company that assist owners of natural gas & oil production resources to increase the efficiency of their operations.  We do not plan to own or develop natural gas or oil production projects.

The Company continues to develop and market the new technologies discussed above.

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring net losses from operations and earned minimal revenues since inception. The Company has a net loss of $4,493,727, and net cash used in operations of $1,058,615 for the year ended September 30, 2014. Additionally, as of September 30, 2014, the Company had $192,044 in cash and cash equivalents and $945,717 in liabilities. As of December 16, 2014, our cash balance was approximately $32,000. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Due to the nature of current operations, and new license agreements and business activities (as described throughout the annual report and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability. There can be no assurances that the Company will be able to obtain financing or achieve profitability.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and 2013, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic net loss per common share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the years ended September 30, 2014 and 2013 respectively, 250,000 and 0, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the years ended September 30, 2014 and 2013 respectively, 976,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(F) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment and expects a five-year useful life for the Integra Disk Filtration Units described below.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Disk Filtration Units and Technology. This system and technology will allow for the removal of solids from waste water streams and has applications across a multitude of industries. On April 29, 2014, the Company entered into an agreement to purchase the Integra Disk Filtration Units and Technology and has capitalized the deposit of $100,000 together with the remaining purchase price of $800,000 for a total cost of $900,000, of which $600,000 has been allocated to the physical assets and $300,000 to the intangible assets. $650,000 of the remaining purchase price was paid in cash on September 5, 2014. The balance of $150,000 was financed in the form of a three-year equipment lease (See Note 5).

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

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

The Company has no significant uncertain tax positions as of any date in the years ended September 30, 2014 or 2013, respectively. The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense. The Company made no provision for interest or penalties related to uncertain tax positions as of September 30, 2014. The Company files income tax returns in the U.S. federal jurisdiction. There are currently no federal or state income tax examinations underway, including all open tax years (2011 – 2014) for these jurisdictions.

	September 30, 2014	September 30, 2013

Expected income tax benefit at the U.S. statutory rate of 34%	$(1,527,867)	$(920,590)
Permanent Differences:
Stock Option Expense	152,956	183,183
Meals & Entertainment	4,045	3,822
Other	(16,506)	-
Effect of change in valuation allowance	1,387,372	733,585

Provision for income taxes	$-	$-

Deferred assets (liabilities):
Tax effect of net operating loss carryforward	$4,661,800	$2,845,234
Charitable contribution carryforward	34,566	34,235
Intellectual property/Intangible	4,611,645	5,016,756
Property and equipment	(10,420)	(3,373)
Stock compensation expense related to NQSO	17,736	35,105
Valuation allowance	(9,315,327)	(7,927,957)

Net deferred income tax assets	$-	$-

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

As of September 30, 2014 and 2013 the Company has a net operating loss carry forward of $13,711,000 and $8,369,000, respectively, available to offset future taxable income through 2034. The valuation allowance at September 30, 2014 was $9,315,327.  The valuation allowance at September 30, 2013 was $7,927,957. The net change in the valuation allowance for the years ended September 30, 2014 and 2013 was an increase of $1,387,370 and $733,585, respectively.

(J) Revenue Recognition

Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company's revenue transactions include, which are presented within discontinued operations, the following: additives, consulting services, royalties, and intellectual property licensing.  The Company recognizes revenue when it is realized or realizable and earned.  The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations.  For the sale of multiple-element arrangements, including whereby additives, consulting or intellectual property is combined in a revenue generating transaction with other elements, the Company allocates to, and recognizes revenue from, the various elements based on their relative selling price. The Company allocates to, and recognizes revenue from, the various elements of multiple-element arrangements based on relative selling price of a deliverable, using: vendor-specific objective evidence, third-party evidence, and best estimated selling price in accordance with the selling price hierarchy.

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of September 30, 2014 and 2013.

(L) Concentration of Credit Risk

Although all of the Company’s assets are in the United States of America, substantially all of the revenue for the year ended September 30, 2013 was from one related party licensee in the People’s Republic of China and two unrelated parties in Indonesia and India.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(M) Recent Accounting Pronouncements

ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU No. 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in order to reduce diversity in the timing and content of footnote disclosure. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. In June, 2014, the FASB issued ASU No. 2014-10. The amendments in this ASU remove all incremental financial reporting requirements for development stage entities. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2014. Early adoption is permitted. The Company has adopted the amendments prescribed by this ASU beginning with this reporting period.

ASU No. 2014-09, Revenue from Contracts with Customers. In May, 2014, the FASB and IFRS jointly issued ASU No. 2014-09. The amendments in this ASU provide substantial enhancements to the quality and consistency of how revenue is reported. The new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2016. Early adoption by public entities is not permitted. The Company is still analyzing the revenue recognition standard and related potential impact.

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April, 2014, the FASB issued ASU No. 2014-08. The amendments in this ASU change the requirements for reporting discontinued operations including disposals of components of an entity. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2014 and are to be applied prospectively. Early adoption is only permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(N) Discontinued Operations

In February 2014, the Company sold its CTG Technology to a related party and discontinued its operations outside the United States with respect to that technology. The technology was previously expensed as research and development and, therefore, there are no assets associated with the discontinued operations. Liabilities associated with the discontinued operations consist of accounts payable related to the CTG Technology in the amount of $0 as of September 30, 2014 and $23,185 as of September 30, 2013. Loss from discontinued operations for the years ended September 30, 2014 and 2013 was $146,871 and $598,472, respectively. For the year ended September 30, 2013, there was $115,557 in revenues from discontinued operations.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation for discontinued operations. These reclassifications have no effect on previously reported net loss.

NOTE 2	EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)  Equipment

At September 30, 2014 and 2013, equipment is as follows:

	September 30, 2014	September 30, 2013

Computer Equipment	$15,755	$15,755
Furniture & Equipment	15,153	15,153
Integra Disk Filtration Units	600,000	-
Vehicles	21,000	-
Website Costs	-	1,500
Less accumulated depreciation	(27,386)	(13,006)

	$624,522	$19,402

Depreciation expense for the years ended September 30, 2014 and 2013 was $15,880 and $5,947 respectively.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(B)  Intangibles

On April 29, 2014, the Company entered into an agreement to purchase existing patents and trademarks related to the Integra Disk Filtration Units previously described. On September 5, 2014, the purchase was completed. The acquisition of the patents and trademarks will allow the Company to produce additional units should the future need arise. The patents and trademarks have been valued at $300,000 and have been capitalized as intangible assets with a useful life of five years. Amortization expense for the year ended September 30, 2014 was $5,000. Future amortization expense is as follows:

Fiscal year ending September 30
2015	$60,000
2016	60,000
2017	60,000
2018	60,000
2019	55,000

$295,000

On April 20, 2012, Next Fuel acquired the rights to certain intellectual property, as further described below. These rights were acquired with cash (see Note 7). The intellectual property rights that were acquired were in the form of rights to new technologies and assignment of U.S. Provisional Patent Application No. 61624313 entitled “Transition Metals Enhancement of Biogenic Natural Gas Production”, filed on April 15, 2012. Due to early stage and requirement for further development of these technologies, the fact that Next Fuel was a development stage company at the time of acquisition, and the significant uncertainty of recoverability in the future; the Company has expensed the costs of these transactions to research and development at the time of the acquisitions. The CTG Technology in China was sold in February 2014 to a company owned by a shareholder/director of the Company in exchange for the return of 600,000 shares of the Company’s common stock (See Note 3(E)). The Company retained the rights to the CTG Technology for the United States.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

Coal-to-Gas (CTG) Technology

Next Fuel, Inc. is a technology provider and service company that assists owners of natural gas and oil production resources to increase the efficiency of their operations. In February 2014, the Company sold its Coal-to-Gas technology to Star Holding (U.K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of the Board of Directors of the Company who also controls the Company’s China licensee. The primary terms of the sale were that Mr. Guo transferred 600,000 shares of common stock of the Company back to the Company and terminated the Company’s obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of the Company’s common stock owned by Mr. Guo and his business associates. Due to the related party nature of this transaction, no gain was recorded related to the sale, and the transaction was accounted for as an equity transaction. Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States Coal-to-Gas projects and is not currently in negotiations with any prospective partners or sub-licensees.

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

Although the company has expensed the costs of the CTG and LPV technologies, it is the company’s belief that this intellectual property and associated patent applications may provide growth opportunities for the company in the highly competitive markets associated with oil & gas produced water and carbon dioxide sequestration. Given the early stage of the acquired technologies, the company believes they will not make significant contributions to the company's business for several years.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(C)  Other Current Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards. The Certificate of Deposit bears a current interest rate of .35% and a maturity date of November 6, 2014. Interest earned and accumulated for the years ended September 30, 2014 and 2013 was $282 and $69, respectively. As of September 30, 2014, the balance owed on the Company credit cards secured by the Certificate of Deposit was $54,443.

(D)  Lease Acquisition Costs

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Water Filtration Units and Technology. On April 29, 2014, the Company entered into an agreement to purchase the Integra Water Filtration Units and Technology and has capitalized the deposit of $100,000 together with the remaining purchase price of $800,000 for a total cost of $900,000. The purchase was completed on September 5, 2014 for cash of $650,000 and a new Equipment Lease for the remaining $150,000. The Equipment Lease called for the issuance of 300,000 shares of the Company’s common stock valued at $.50 per share, which is being capitalized as Lease Acquisition Costs to be amortized over the life of the lease, which is three years. See Note 5 for a description of the lease.

NOTE 3	STOCKHOLDERS’ EQUITY

 (A)  Common Stock Issued for Cash

On September 12, 2014, the Company issued 1,800,000 shares of common stock for $1,000,000 ($.556/share).

On March 31, 2013, the Company issued 185,000 shares of common stock for $55,500 ($.30/share) for exercise of stock warrants.

(B)  Stock Issued for Services and Intellectual Property

On September 15, 2014, the Company granted 300,000 restricted shares of common stock ($.50/share) in connection with the Equipment Lease entered into on September 15, 2014. On October 1, 2014, the Company issued these shares.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

On August 25, 2014, the Company granted 750,000 restricted shares of common stock ($.70/share) for services to an employee. On October 1, 2014, the Company issued these shares. The stock award was associated with acquiring a lease payment to complete the purchase of the Integra Disc Filtration System.

On April 1, 2014, the Company granted 1,475,000 restricted shares of the Company’s common stock, having a fair value of $1,991,250 ($1.35/share) on the grant date, for consulting services. On June 20, 2014, the Company issued these shares.

On April 1, 2014, the Company issued 150,000 restricted shares of the Company’s common stock, having a fair value of $202,500 ($1.35/share) on the grant date, for compensation of directors.

On December 19, 2012, the Company agreed to issue 15,000 restricted shares of the Company’s common stock, having a fair value of $44,850 ($2.99/share) on the grant date.

(C)  Stock Warrants Issued for Services

On April 4, 2014, the Company granted 250,000 five year warrants having an exercise price of $0.90 per share. The warrants vest immediately.  The Company valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	118%
Risk free interest rate:	2.55%
Expected dividends:	0%

The following table summarizes all warrant grants as of September 30, 2014, and the related changes during the year then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2013	-	$-
Granted	250,000	0.90
Exercised	-	-
Expired	-	-
Balance at September 30, 2014	250,000	$0.90
Warrants Exercisable at September 30, 2014	250,000	$0.90
Weighted Average Fair Value of Warrants Granted During 2014		$1.04

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

The following tables summarize information about stock warrants for the Company as of September 30, 2014:

September 30, 2014 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Exercise Price
$0.90	250,000	4.50	$0.90	250,000	$0.90

There were no warrants as of September 30, 2013.

(D)  Cancelation of Shares

During the year ended September 30, 2014, 600,000 shares of the Company’s common stock was returned to the Company in exchange for the sale of its CTG Technology in China (See Note 2(B)).

NOTE 4	STOCK OPTIONS

On August 23, 2014, the Company granted options to a director to purchase 250,000 shares of common stock at an exercise price of $.70 per share. 50,000 shares are to be vested annually at the end of each year of the five-year term of the option agreement.

On April 1, 2014, the Company granted options to directors to purchase 100,000 shares of common stock at an exercise price of $1.10 per share. All shares vested immediately.

On January 23, 2013, the Company granted options to employees to purchase 475,000 shares of common stock at an exercise price of $1.71 per share. 237,500 shares were vested immediately, 118,750 shares will be vested after one year of employment, and 118,750 shares will be vested after two years of employment. During the year ended September 30, 2014, 180,000 shares were forfeited and canceled due to the separation of three employees.

On January 23, 2013, the Company granted options to non-employees to purchase 45,000 shares of common stock at an exercise price of $1.71 per share. 22,500 shares were vested immediately, 11,250 shares will be vested after one year of service, and 11,250 shares will be vested after two years of service.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

The Company has valued the above options at their fair value using the Black-Scholes option pricing method. In addition to the exercise and grant date prices of the options, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following tables:

	Fiscal 2013 Employee Stock Options	Fiscal 2013 Non-Employee Stock Options	Fiscal 2014 Non-Employee Stock Options
Expected term (years)	3	8.8	5
Expected volatility	89.43%	89.43%	118% - 166%
Risk-free interest rate	.37%	1.55%	1.68% - 2.55%
Expected dividends	0	0	0

During the years ended September 30, 2014 and 2013, the Company recognized compensation expense related to stock options of $398,784 and $570,073, respectively.

For the year ended September 30, 2014, the Company recorded stock-based compensation expense of $134,099 related to vested employee stock options, $119,545 related to unvested employee stock options, $118,262 related to vested non-employee stock options, and $26,878 related to unvested non-employee stock options.

For the year ended September 30, 2013, the Company recorded stock-based compensation expense of $281,267 related to vested employee stock options, $198,253 related to unvested employee stock options, $36,669 related to vested non-employee stock options, and $53,884 related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable. The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of September 30, 2014 and 2013, and changes during the years then ended is presented below:

	Year Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value Per Share
Options outstanding at September 30, 2013	2,540,000	$3.64
Options granted	350,000	0.81
Options expired	-	-
Options cancelled	(1,913,334)	3.88
Options outstanding at September 30, 2014	976,666	$2.16	$(1.66)
Options exercisable at September 30, 2014	551,664	$2.54	$(2.04)

	Year Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value Per Share
Options outstanding at September 30, 2012	3,220,000	$4.12
Options granted	520,000	1.71
Options expired	-	-
Options cancelled	(1,200,000)	4.09
Options outstanding at September 30, 2013	2,540,000	$3.64	$(2.38)
Options exercisable at September 30, 2013	499,996	$2.95	$(1.69)

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

Changes in the Company’s unvested options for the years ended September 30, 2014 and 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested options at September 30, 2012	3,103,334	$4.12	$.25
Options granted	520,000	1.71	1.00
Options vested	(383,330)	2.55	1.25
Options cancelled	(1,200,000)	4.09	-
Non-vested options at September 30, 2013	2,040,004	$.82	$.39
Options granted	350,000	0.81	0.79
Options vested	(338,334)	2.49	1.33
Options cancelled	(1,626,668)	4.01	0.14
Non-vested options at September 30, 2014	425,002	$1.68	$0.97

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

	Options Outstanding at September 30, 2014			Options Exercisable at September 30, 2014
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	2.13	$4.68	50,000	$4.68
4.25	185,000	7.14	4.25	123,332	4.25
4.20	10,000	7.14	4.20	6,666	4.20
4.09	16,666	7.38	4.09	16,666	4.09
1.71	340,000	7.14	1.71	255,000	1.71
1.10	100,000	4.48	1.10	100,000	1.10
.70	250,000	4.90	.70	-	.70
Totals	976,666	6.78	$2.16	551,664	$2.54

	Options Outstanding at September 30, 2013			Options Exercisable at September 30, 2013
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	3.13	$4.68	25,000	$4.68
4.25	385,000	8.14	4.25	194,997	4.25
4.20	10,000	8.14	4.20	3,333	4.20
4.09	1,550,000	8.38	4.09	16,666	4.09
1.71	520,000	8.14	1.71	260,000	1.71
Totals	2,540,000	8.13	$3.64	499,996	$2.95

NOTE 5	COMMITMENTS

On September 15, 2014, the Company entered into an agreement to lease equipment for a total of $150,000 plus 300,000 shares of the Company’s common stock. The lease calls for monthly payments of $4,900 for a period of three years with interest at a rate of 10.86% per annum. In lieu of cash payments, the Lessor will accept 15,000 shares of the Company’s common stock per month. On December 16, 2014, the agreement was amended to clarify the frequency of the stock grants in lieu of cash payments. It was agreed that the stock grants will be made on a semiannual basis with the first grant due by March 15, 2015. During the term of the lease, the lessor will retain title to the equipment. Title will transfer to the Company upon completion of the lease payments. Future minimum principal payments on the lease as of September 30, 2014 are as follows:

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

Fiscal year ending September 30
2015	$48,650
2016	50,256
2017	51,094

$150,000

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

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013. The agreement calls for a monthly rental fee of $234. Lease expense related to this operating lease for the year ended September 30, 2014 was $2,805. Future minimum lease payments as of September 30, 2014 are as follows:

Fiscal year ending September 30
2015	$2,805
2016	2,805
2017	1,403

$7,013

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

On September 15, 2014, the Company entered into an Equipment Lease Agreement with a lessor that is partially owned by a director of the Company. In connection with the Equipment Lease Agreement, 100,000 shares of the Company’s common stock with a face value of $50,000 ($.50/share) was granted to the director (Notes 5 & 2(D)).

On May 1, 2014, the Company began renting office space on a month-to-month basis from a shareholder/employee for $1,120 per month. The total rent paid to the shareholder/employee during the year ended September 30, 2014 was $6,720.

On February 15, 2014, the Company entered into an agreement with a shareholder/director and his associated company for the sale of the CTG Technology outside of the United States in exchange for return of 600,000 shares of the Company’s common stock (See Notes 2(B) and 3(E)).

On December 13, 2013, the Company paid its Board of Directors an aggregate amount of $15,000 for services.

On November 1, 2013, the Company entered into a month to month rental agreement with a director/shareholder for the use of a 5th Wheel Trailer by an employee for temporary lodging during field work. The rental agreement called for monthly rental payments of $1,200. The total amount paid to the related party for the year ended September 30, 2014 was $3,600. This agreement terminated on January 31, 2014.

NEXT FUEL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

On November 1, 2013, the Company entered into an agreement with a related party for consulting services. The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500. The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days’ notice. This agreement was terminated effective December 31, 2013 and a new agreement was entered into with this related party on March 15, 2014. In April, 2014, the Company issued 250,000 restricted shares of the Company’s common stock and 250,000 warrants as compensation for the consulting services. Additionally, at such time as the Company is in the financial position to do so, the Company shall pay a monthly retainer of $5,000 and a monthly expense allowance of $1,200. The total amount paid to the related party for the year ended September 30, 2014 was $3,500.

On March 31, 2012, the Company entered into a license agreement with another company which is owned by one of its director/shareholders. During the year ended September 30, 2013, the Company received contract fees of $60,000 in connection with that license agreement. This agreement has been terminated (See Note 6).

On March 28, 2012, the Company entered into a one year lease agreement with a director for the lease of office space. The lease calls for a monthly rental fee in the amount of $1,160 beginning on April 1, 2012. Since termination at the end of March 2013, the Company had continued to lease this space on the same terms on a month to month basis. Effective March 1, 2014, the monthly rental rate was reduced to $500 and subsequently terminated effective June 30, 2014. The total paid under this agreement during the year ended September 30, 2014 was $6,640.

NOTE 8	RETIREMENT PLANS

In January 2012, the Company established the Next Fuel, Inc. 401(k) Plan. On January 23, 2013, the Company approved a one-time Company contribution to the 401(k) Plan totaling $100,000 for the calendar year 2012. The Company has terminated the 401(k) Plan effective April 29, 2014.

NOTE 9	SUBSEQUENT EVENTS

There are no subsequent events requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, September 30, 2014, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective for the reasons described under "Evaluation of Disclosure Controls and Procedures.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

(c) Changes in internal control over financial reporting. We made no modifications  in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as additional staffing has been added,

As our business continues to change, our principal executive officer and principal financial officer will continue to reassess our internal control over financial reporting and make additional changes to allow management to report on our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified.

Directors and Executive Officers

The executive officers and members of the Board of Directors of the Company are as follows:

NAME	POSITION(S)
Robert H. Craig (Age 52)	Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors

Dr. Song Jin (Age 45)	President, Chief Operating Officer, and Chief Technology Officer

Robin Kindle (Age 61)	Vice President and Chief Financial Officer

Guangwei Guo (Age 53)	Member of the Board of Directors

Paul Kostecki (1) (Age 65)	Member of the Board of Directors

R. Scott Williams (2) (Age 63)	Member of the Board of Directors

(1)  Mr. Kostecki is the Chairman of the Audit Committee and is a member of the Compensation Committee.

(2)  Mr. Williams is the Chairman of the Compensation Committee and is a member of the Audit Committee.

Mr. Robert H. Craig (52 years old) became the CEO of the Company and Chairman of the Company's Board on March 28, 2011. From January 2003 until December 2010, he was a founder and owner of WYTEX Ventures, LLC, a coal bed methane exploration and production company based in Wyoming. From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of seven bankers. Mr. Craig was awarded a BBA in 1998 and an MBA in 2001 from the University of Houston.

Mr. Song Jin (45 years old) became the President, Chief Operating Officer and Chief Technology Officer of the Company and a member of the Company's Board on April 1, 2011. From August 2009 until February 2011, he was the Research Director of Ciris Energy Inc. (a natural gas company). From June 2008 until July 2009, he was the Principal Scientist of MWH Americas (a multi-national full-service environmental engineering company). From July 2006 until May 2008, he was the Principal Scientist of Western Research Institute (a non-profit research and development company with focus on development and commercialization of energy and environmental technologies). Since January 2005, Song Jin has been an Adjunct Professor at the University of Wyoming. Mr. Jin received a B.S. degree in Biochemistry from Anhui University (China). He received a M.S. degree in Plant Physiology (plant molecular biology) from the University of Wyoming. He received a Ph.D. degree in Zoology and Physiology (environmental microbiology) from the University of Wyoming. Mr. Jin resigned from the Board on August 23, 2014 as the company entered into a new line of operations and to allow the company to pursue additional independent directors.

Mr. Robin Kindle (61 years old) became Vice President and Chief Financial Officer of the Company on March 28, 2011. From January 2003 until December 2010 he was an owner of WYTEX Ventures, LLC and Loral Operating, LLC, both coalbed methane exploration and production companies. Mr. Kindle was the Director of Investor Relations for U.S. Energy Corp. from April 1998 until December 2003. U.S. Energy Corp. is a public company that engages in both oil and gas operations and various other mineral developments. Mr. Kindle was awarded a Bachelor of Science Degree in Biology from the University of Wyoming.

Mr. Guangwei Guo (53 years old) is the Managing Director of San Ding Jiu Yuan (Beijing) Venture Capital Co. Ltd. (an investment company) since January 2011. He was the General Manager of Ordos Huigu Industrial Design Park Co. Ltd. (an organization with a mission to attract companies with advanced technologies to the city of Ordos) between November 2008 and May 2011. From May 2006 to October 2008, he was the General Manager of Inner Mongolia Lepuweiye Energy Saving Co. Ltd. (a company that focuses on commercialization of technologies with energy-saving benefits in industrial applications). From September 2005 to April 2006, he was the General Manager of Qinghai Soda Industry Co. Ltd. (a manufacturer of various chemicals such as sodium carbonate). Mr. Guo graduated from Inner Mongolia Industrial University (China) with a Bachelor's degree in engineering.

Mr. Paul Kostecki (65 years old) has over thirty years of experience in the assessment and remediation of environmental contamination in the academic and private sectors. He has worked at the University of Massachusetts Amherst since 1980 where he has served as Professor; Associate Director for the  Northeast Regional Environmental and Public Health Center  (1996 – present); Vice Chancellor for Research and Engagement (VCRE) (2003 – 2009); and Special Assistant to the Vice President of Academic Affairs and Internal Relations (2009 -2011). Working in the University’s President’s office he led the Clean Energy China initiative which sought Chinese investment funds for University intellectual property development. Dr. Kostecki has authored/co-authored over 150 journal articles, book chapters and reports as well as co-authored two books and co-edited over 30 books. Dr. Kostecki has created three companies, two for profit, the  Association for the Environmental Health and Sciences  (AEHS) (1990 –present) and  Amherst Scientific Publishers  (1995 – present), and one non-profit, AEHS Foundation (2008 – present). In addition to the international organization AEHS, he created the  International Society for Environmental Forensics  (ISEF) (2000 – present). Dr. Kostecki serves as President of the AEHS Foundation. He received his Ph.D. in Natural Resources from the University of Michigan

R. Scott Williams (63 years old) Since August 2001 Mr. Williams has been a partner in Penntex Petroleum, and Nestex Energy which are Oil and Gas production companies with oil and gas wells located outside of Austin, Texas. Mr. Williams and his partner formed Penntex Petroleum in September 2001 to acquire oil and gas production in Lee and Burleson Counties, Texas.  Subsequently, they acquired additional acreage in the same field and formed Nestex Energy to drill additional wells in 2007.  Since 2005, Mr. Williams has been a partner and portfolio manager of Hawk Opportunity Fund LP, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, Mr. Williams and his partner in the Fund, were instrumental in the formation and funding of the Company.  Mr. Williams holds a B.A. from the University of Oklahoma in Political Science with a minor in economics.

Board of Directors

Director Independence

See Item 13 "Certain Relationships and Related Transactions, Director Independence," of this Report.

Committees of the Board

On April 23, 2013, our Board established an Audit Committee and a Compensation Committee.  R. Scott Williams and Paul Kostecki are the members of both committees.  Mr. Williams is Chairman of the Compensation Committee.  Mr. Kostecki is Chairman of the Audit Committee.  Neither committee has a charter.

Our Board has not established a nominating committee or other permanent committee, because the Board believes that it is unnecessary in light of the Board’s small size.

Meetings

Our Board held two (2) meetings in the year ended September 30, 2014, and the Board acted by unanimous written consent one (1) time during that period. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

The Audit Committee held one meeting in the year ended September 30, 2014.

The Compensation Committee held one meetings in the year ended September 30, 2014.

Our Board has not established a nominating committee or other permanent committee because the Board believes that it is unnecessary in light of the Board’s small size.

Communications with the Board of Directors

Stockholders may communicate with our Board or any of the directors by sending written communications addressed to the Board or any individual director at:

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

On August 23, 2014 Mr. Song Jin resigned from the Board as the Company has taken on a new technology, the Integra Disc Filter, and to open the board seat to a new director.

In the event that vacancies on our Board arise, the Board considers potential candidates for director, which may come to the attention of the Board through current directors, professional executive search firms, stockholders or other persons. The Board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below to our corporate secretary, Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801 Attention: Corporate Secretary.

Our fiscal year end was September 30, 2014. We held our last meeting of stockholders in February of 2013. We expect we will hold our next annual meeting of stockholders in the first half of 2015.  We have not considered nominees for the Annual Meeting of Shareholders we will hold in 2015.  We believe that the size of our Board is appropriate for the size and complexity of our business.

The Board will consider properly submitted stockholder nominations received on or before February 15, 2015 for candidates for the Board for the Annual Meeting to be held in 2015 in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board and the material provided by a stockholder to the corporate secretary for consideration of a nominee for director will be forwarded to the Board.  All candidates will be evaluated at meetings of the Board. In evaluating such nominations, the Board will seek to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board. The Board will consider candidates with excellent decision-making ability, business experience, personal integrity and reputation. The Board does not have a policy regarding diversity of directors.

Code of conduct

Our Board has adopted a code of conduct that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct codifies the business and ethical principles that govern all aspects of our business. The code of conduct was previously filed as an exhibit to the Form 10K/A filed with the SEC on August 21, 2009. We undertake to provide a copy of our code of conduct to any person, at no charge, upon a written request. All written requests should be directed to Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801 Attention: Corporate Secretary.

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

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

R. Scott Williams	3	A Form 3 was not filed on a timely basis following the March 27, 2014 effective date of the Company’s Form 8-A registration statement which registered the common stock of the Company for the first time under Section 12 of the Exchange Act (the “Form 8-A Effective Date”). Two Form 4s were not filed on a timely basis following the acquisition of shares.
Robert H. Craig	3	A Form 3 was not filed on a timely basis following the Form 8-A Effective Date. Two Form 4s were not filed on a timely basis following the acquisition of shares.
David Callan	2	A Form 3 was not filed on a timely basis following the Form 8-A Effective Date. A Form 4 was not filed on a timely basis following the acquisition of shares.
Robin Kindle	1	A Form 3 was not filed on a timely basis following the Form 8-A Effective Date.
Song Jin	1	A Form 3 has not yet been filed following the Form 8-A Effective Date.
Guangwei Guo	1	A Form 3 has not yet been filed following the Form 8-A Effective Date.
Paul Kostecki	1	A Form 3 has not yet been filed following the Form 8-A Effective Date.

ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation is reported pursuant to rules applicable to "smaller reporting companies" as provided in Rule 402 (l) of Regulation S-K.

The following table summarizes the compensation paid to certain of our executive officers for the years ended September 30 2014 and September 30, 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
Robert H. Craig (3)	2014	$84,339	$10,000	$0	$54,479	$556,091	$704,909
Chief Executive Officer	2013	$159,907	$0	$0	$77,128	$47,132	$284,167

Dr. Song Jin, (4)	2014	$82,289	$2,500	$0	$110,584	$17,142	$212,515
President, Chief Operating Officer, Chief Technology Officer	2013	$159,907	$0	$0	$77,128	$38,029	$275,064

Robin Kindle (5)	2014	$66,431	$0	$0	$42,219	$27,794	$136,444
Vice President and Chief Financial Officer	2013	$127,926	$0	$0	$72,307	$38,521	$238,754

(1)	Pursuant to SEC rules, the values reported in the Option Award Value Column of the table reflect the aggregate grant date fair value of stock options for each listed officer and director. We calculate grant date fair value of stock options using the Black-Scholes option pricing model. The assumptions used to calculate the aggregate grant date fair value of options are described in Note 4 of Notes to Financial Statements for the year ended September 30, 2014 which are included in Item 8 of this Report. We ascribed an Award Value for options granted under the 2011 Equity Compensation Plan, because these options have vesting provisions that are based on the passage of time.

(2)	Other Compensation for each named officer consists of group health insurance premiums paid by the Company for each officer under a plan that is available to all full-time employees of the Company; a $50,000 life insurance policy that is paid for all employees; and an accident insurance policy that is paid for all employees. Other compensation for 2014 for Mr. Craig also includes $525,000 for the fair value of 750,000 shares granted on August 25, 2014 for services in connection with obtaining financing on equipment and $6,000 for serving on our Board. The Company did not make any stock awards during 2013. Other compensation for 2014 for Mr. Jin also included $6,000 for serving on our Board. Stock option awards for each named officer are reported in another table. Additionally, a one-time contribution to the officer’s 401K plan was made on February 27, 2013.

Employment Agreements

The Company entered into Employment Agreements, effective Apri1 1, 2011, with the following officers: Messrs. Craig, Jin, and Kindle. These agreements all expired on March 31, 2013.  Employment continues on an at-will basis since the agreement expired.

Except for salary differences, the Employment Agreements for all officers are the same.

The Employment Agreements had an initial annual salary of $120,000 for Messrs. Craig, Jin and Kindle.  Effective May 1, 2011, our Board approved $30,000 salary increases to $150,000 for Robert Craig and Song Jin.  Effective January 1, 2013 our Board approved salary increases to the following annual levels: $159,907 for Mr. Craig, $159,907 for Mr. Jin, and $127,906 for Mr. Kindle. On January 1, 2014, salaries were decreased to $129,168 for Mr. Craig and Mr. Jin, and $103,334 for Mr. Kindle. From May through August, 2014, salaries were temporarily suspended. Effective September 1, 2014, new monthly salaries were established at $6,300 for Mr. Craig, $4,250 for Mr. Jin, and $4,000 for Mr. Kindle.

The Technology Purchase Agreement, which is described under the caption "Certain Relationships and Related Transactions," contains non-competition provisions for each of the above named officers. The non-competition restrictions last until the later of March 31, 2015 or one year after termination of employment.

We have not paid any bonuses and we did not grant any stock options or shares of common stock to any officer, director or employee as compensation for services during the two-year period ended September 30, 2014 or thereafter except as described herein.

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

On January 23, 2013 we granted a total of 520,000 ten-year options under the 2011 Plan, of which 255,000 options were granted to executive officers and directors listed in the Table below.  All the options have an exercise price of $1.71 per share.  Half the options were vested on the grant date.  25% will vest on January 23, 2014 and 25% will vest on January 23, 2015.

The 2011 Plan was approved by our Board on November 17, 2011 and by our shareholders on February 15, 2012. The 2011 plan includes rights of the Company to cause participants to forfeit the benefits of grants made under the 2011 Plan in the event the participants commit any breaches of specified duties to the Company. These provisions are commonly referred to as "claw-back" provisions. "claw-back" triggers specified in the 2011 Plan include: misappropriate or unauthorized disclosure of the Company’s intellectual property; material breaches of contracts; certain willful or reckless failure to comply with Company policies or lawful directives of the Board of Company officers in material respects; certain willful or reckless falsification of financial information the participant is aware could mislead the Board or potential investors or certain failures to report the same after discovery; certain violations of fiduciary duties, certain unlawful trading in securities of the Company; felony convictions; willful or reckless misconduct that adversely affect the Company; dishonesty, fraud, embezzlement, deceit or other unlawful acts, violations of no-competition, non-solicitation or other covenants.

The 2011 Plan provides that any participant who accepts an award agrees to comply with any plan, policy or other document of the Company approved from time to time by the Board of the Company to ensure compliance with securities laws, rules and regulations both during the term of employment of participant and for one (1) year thereafter. The Company is authorized to impose stop transfer restrictions to enforce this provision

Next Fuel Three Year Goals and 2012 Performance Bonus Equity Plan

On February 12, 2012, our Board approved a comprehensive 2012 Performance Bonus Equity Plan (the "2012 Performance Bonus Plan") which reserves options to purchase 4 million shares of our Common Stock, of which the Board granted awards of 2,900,000 options to four executive officers and two key employees having an exercise price of $4.09 per share. The options cannot be exercised unless the Company achieves key value milestones each year for fiscal years 2012, 2013 and 2014. The options all expire if these value milestones are not achieved within the stated time periods. If the value milestones are achieved within the stated time periods, the option terms will be extended to February 12, 2022, subject to earlier termination upon termination of service by the officer or employee. Options that are associated with a value milestone that is achieved are then subject to vesting in three equal annual installments on the anniversary date of the value milestone being achieved while the officer or employee remains employed. Vesting can be accelerated using a double trigger for acceleration that requires both sale of the Company and termination of employment without cause within six months of the sale. The value milestones that are required to be achieved each fiscal year to prevent termination of the options are based on key strategic objectives our Board has determined are important to building shareholder value:

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

The Company did not achieve the 2012 Value Milestone by the September 30, 2012 target date and all 500,000 stock options of the officers and other employees related to the 2012 Value Milestone terminated on September 30, 2012.  The terminated options were returned to the Plan and are available to be re-granted in the future. Likewise, the Company did not achieve the 2013 Value Milestone by the March 31, 2013 target date and all 1,200,000 stock options of the officers and other employees related to the 2013 Value Milestone terminated on March 31, 2013. The terminated options were returned to the Plan and are available to be re-granted in the future. Likewise, the Company did not achieve the milestones for 2014 and the options were terminated and returned to the plan.

2012 Technology Acquisition Equity Plan

On February 12, 2012 our Board approved a 2012 Technology Acquisition Equity Performance Plan (the "2012 Acquisition Plan") which reserves options to purchase 350,000 shares of our Common Stock, of which the Board granted awards of all 350,000 options to two executive officers and a consultant. The options, plus $42,500 of cash, were consideration to inventors to compensate them for services related to assisting the Company to secure patent protection for Company's Low Energy- input Pervaporation Technology (LPV Technology) and Carbon Dioxide to Product (CPV) Technology they assigned to the Company. These nonqualified stock options have an exercise price of $4.09 per share and a term of ten years. 150,000 of these options were granted to our Chief Executive Officer, Mr. Robert Craig and 150,000 of these options were granted to our President, Mr. Song Jin for contributions to the CPV Technology. The options for Messrs. Craig and Jin do not vest unless a majority of the members of the Board of the Company who are not officers or employees of the Company determines by any reasonable means that the acquired CPV technology will be commercialized by the Company. The remaining 50,000 stock options were granted to an unrelated inventor who contributed to the LPV Technology. One third of these 50,000 options vested by reason of filing a provisional U. S. patent application for the LPV Technology on January 3, 2012. Another one third of these stock options vested upon filing when the Company filed a Definitive Patent Application and the Chief Executive Officer of the Company determined the inventor fulfilled his obligation to assist the Company in such endeavor.  One third of the 50,000 stock options was to vest when the Chief Executive Officer of the Company determined the inventor fulfilled his obligation to assist the Company obtain patent protection for the acquired LPV Technology. This remaining one third of the 50,000 stock options has been cancelled as the patent has been abandoned.

Options Vested or Exercised since September 30, 2012

One third of the 2011 Equity Compensation Plan options that were granted on November 17, 2011, became vested on November 17, 2012, another one third vested on November 17, 2013, and the last third vested on November 17, 2014. Half of the options granted on January 23, 2013 were vested on the date the options were granted. One-half of the remaining shares vested on January 23, 2014 and the balance will vest on January 23, 2015. Options granted on April 1, 2014 vested immediately. The options granted on August 23, 2014 will vest over five years beginning on August 23, 2015.  Our officers and directors did not exercise any options during this period.

Value of Award Grants under the Plans since September 30, 2012

The following tables provide information regarding the grants of stock options that has been authorized for executive officers and directors since the end of the fiscal year ended September 30, 2012 under the three plans described above.  All such option grants were made pursuant to the 2011 Equity Compensation Plan of the Company.

Option Awards Under Plans – Year Ended September 30, 2014

Name and Position	Grant Date	Number Stock Options	Exercise Price(1)	Option Awards Value(2)

Mr. Robert Craig Chief Executive Officer, Secretary and Chairman and Member of the Board of Directors	1/23/13	80,000	$1.71	$77,128

Dr. Song Jin	1/23/13	80,000	$1.71	$77,128
President and Chief Operating, Chief Technology Officer and	4/1/14	50,000	$1.10	$56,778
Member of the Board of Directors	8/23/14	250,000	$.70	$164,325

Mr. Guangwei Guo Member of the Board of Directors	1/23/13	20,000	$1,71	$28,304

Mr. Robin Kindle Vice President and Chief Financial Officer	1/23/13	75,000	$1,71	$72,307

Mr. Paul Kostecki Member of the Board of Directors	4/1/14	50,000	$1.10	$56,778

TOTAL (for Five Officers and Directors)		605,000		$532,748

(1)	Exercise Price is equal to the fair market value of the Common stock of the Company on the grant date.
(2)	Pursuant to SEC rules, the values reported in the Option Award Value Column of the tables reflect the aggregate grant date fair value of stock options for each listed officer and director. We calculate grant date fair value of stock options using the Black-Scholes option pricing model. The assumptions used to calculate the aggregate grant date fair value of options are described in Note 4 of Notes to Financial Statements included in this Report. We ascribed an Award Value for options granted under the 2011 Equity Compensation Plan, because these options have vesting provisions that are based on the passage of time. Half of the options granted were fully vested on the grant date. 25% of the options granted vested on January 23, 2014 and 25% will vest on January 23, 2015.

Outstanding Option Grants under the Plans

The following table provides information regarding grants of stock options that remain outstanding at the end of the fiscal year ended September 30, 2014.  No compensation related stock grants were outstanding at that time.  All the grants reported in the table were authorized during the fiscal years ended September 30, 2013 and September 30, 2012 pursuant to Plans described in this Report.

Name	Grant Date	Number shares Underlying Unexercised Options # Exercisable		Number Shares Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Termination Date
Robert Craig	11/17/2011	75,000	(1)	—	(1)	4.68	11/17/2021
CEO & Director		—		—
		—		—
	01/23/2013	60,000	(2)	20,000		1.71	01/23/2023

Mr. Song Jim	11/17/2011	75,000	(1)	—	(1)	4.25	11/17/2021
President & COO &		—		—
		—		—
	01/23/13	60,000	(2)	20,000		1.71	01/23/2023
	04/01/14	50,000	(3)	—		1.10	04/01/2024
	08/23/14	—		250,000		.70	08/23/2024

Mr. Robin Kindle	11/17/2011	50,000	(1)	—	(1)	4.25	11/17/2021
VP & CFO		—		—
	01/23/13	56,250	(2)	18,750		1.71	01/23/2023

Mr. Paul Kostecki	04/01/14	50,000	(3)	—		1.10	04/01/2024
Director

Mr. Guangwei Guo	11/17/2011	10,000	(1)	—	(1)	4.25	11/17/2021
Director	01/23/13	15,000	(2)	5,000		1.71	01/23/2023

(1)	Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and are subject to time based vesting on November 12, 2012, 2013 and 2014. Options become exercisable when the options vest. Options that are shown as vested include those that vested on November 17, 2014.

(2)	Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and are subject to time based vesting on January 23, 2013 and January 23, 2014. Options become exercisable when the options vest. Options that are shown as vested include the ones that became vested on the January 23, 2013 grant date as well as the ones that vested on January 23, 2014.

(3)	Options were granted pursuant to 2011 Equity Compensation Plan (described in the narrative description of our Plans) and were vested on the grant date of April 1, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of January 13, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan Category

Plans Approved by Our Shareholders
2011 Equity Compensation Plan	990,000	$2.25	10,000

Plans Not Approved by Our Shareholders
2012 Equity Bonus Performance Plan	none	$4.09	none
2012 Technology Acquisition Equity Plan	none	$4.09	None

Narrative Disclosure of Compensation Policies and Practices as They Relate to Risk Management

We believe our compensation policies and practices for our employees do not create risks that are reasonably likely to have a material adverse effect on the company. We intend to review our compensation policies from time to time to reflect changes in our risk profile. The three equity compensation plans described above include "clawback" provisions that can cause an employee to forfeit option or stock grants even after the grant has vested. The types of actions that can trigger clawbacks include: misappropriate or unauthorized disclosure of the company’s intellectual property; material breaches of contracts; certain willful or reckless failure to comply with company policies or lawful directives of the Board of company officers in material respects; certain willful or reckless falsification of financial information the participant is aware could mislead the Board or potential investors or certain failures to report the same after discovery; certain violations of fiduciary duties, certain unlawful trading in securities of the company; felony convictions; willful or reckless misconduct that adversely affect the company; dishonesty, fraud, embezzlement, deceit or other unlawful acts, violations of no-competition, non-solicitation or other covenants.

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

Director Compensation

Our directors currently received no cash compensation for their service as directors during the year ended September 30, 2014.  We changed our Board compensation policy on October 3, 2013.  This change, which was made retroactive to January 1, 2013, compensates our Board members $1,500 for each Board or committee meeting they attend in person and $500 for each Board or committee meeting that attend via telephone conference call. Each non-executive Board member was paid $3,000 on December 13, 2013, retroactive to the fiscal year ended September 30, 2013.

The following table summarizes the compensation paid to members of our Board of Directors who are not also executive officers of the Company for the year ended September 30, 2014.

SUMMARY COMPENSATION TABLE FOR MEMBERS OF BOARD OF DIRECTORS

Name and Principal Position	Fees Earned Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Guangwei Guo	$0	$55,000	$0	$0	$55,000

Paul Kostecki	$0	$0	$55,000	$0	$55,000

R. Scott Williams	$0	$55,000	$0	$0	$55,000

Each Director identified above received compensation of 50,000 shares of our common stock in the fiscal year ended September 30, 2014. The price of the stock at the time of issuance was $1.10. Messrs. Guo and Williams chose to accept shares and Mr. Kostecki chose to accept options exercisable at $1.10 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of January 13, 2015 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Next Fuel, Inc., 821 Frank Street, Sheridan, WY 82801.

Security Ownership of Certain Beneficial Owners and Management.

The following table describes, as of January 13, 2015, the beneficial ownership of our Common Stock by each person (other than officers and directors of the Company) known by the Company to beneficially own five (5%) percent or more of our outstanding shares of Common Stock.

Shareholder Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
David S. Callan (3)(4) c/o Hawk Opportunity Fund, LP 159 North State Street Newtown PA, 18949	1,547,666	10.3%

HWC, LLC (5) c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	822,666	5.5%

Hawk Management L.P. (6) c/o Hawk Opportunity Fund, L. P. 159 North State Street Newtown, PA 18989	713,988	4.7%

Hawk Opportunity Fund, L.P. (7) 159 North State Street Newtown PA, 18949	713,988	4.7%

(1)	Shares are reported in the table as currently beneficially owned if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned if the person has sole power, or shares the power, to vote or sell the shares.

(2)	Based on 15,047,500 shares of our Common Stock outstanding at January 13, 2015. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)	David Callan and Scott Williams (a member of our Board) are the sole managing members of HWC, LLC (“HWC”). They each beneficially own all securities that HWC, LLC beneficially owns. HWC, LLC is the sole general partner of Hawk Management, L. P. (“Hawk Management”). HWC beneficially owns all securities that Hawk Management beneficially owns. Hawk Management is the sole general partner of Hawk Opportunity Fund, L. P. (“Hawk Opportunity”). Hawk Management beneficially owns all securities that Hawk Opportunity beneficially owns. Collectively, Callan and Williams (see below) and these three entities beneficially own 2,763,570 shares of our Common Stock, which constitutes approximately 18% of the Company's outstanding shares of Common Stock.

(4)

Mr. Callan may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 725,000 shares held in his name – these shares consist of 462,500 shares held in his name and 262,500 shares currently held by another shareholder which Mr. Callan has the right to receive upon request.

Mr. Callan may be deemed to possess indirect beneficial ownership of, and shared voting and dispositive power over, the following shares adding up to 822,666 shares: (a) 108,678 shares held by HWC (of which Mr. Callan is a managing member); and (b) 713,988 shares held by Hawk Opportunity (of which Mr. Callan is a managing member of the general partner (HWC) of Hawk Opportunity’s general partner (Hawk Management)).

(5)	HWC may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the following shares adding up to 822,666 shares: (a) 108,678 shares held by HWC; and (b) 713,988 shares held by Hawk Opportunity (of which HWC is the general partner of Hawk Opportunity’s general partner (Hawk Management)).

(6)	Hawk Management may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 713,988 shares held by Hawk Opportunity, an entity for which it serves as general partner.

(7)	Hawk Opportunity may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 713,988 shares held by it.

The following table describes, as of January 13, 2015, the beneficial ownership of our Common Stock by (i) each of our current directors, (ii) each of our executive officers and (iii) all of our current directors and executive officers as a group.

Shareholder	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Robert H. Craig(3)	1,550,000	10.2%
Song Jin (4)	1,525,000	9.8%
Robin Kindle (5)	605,000	4.0%
Guangwei Guo (6)	1,097,000	7.3%
Paul Kostecki (7)	50,000	0.3%
R. Scott Williams (8)	2,038,570	13.3%
All executive officers and directors as a group (six persons) (3) (4)	6,865,570	42.6%

(1)	Shares are reported in the table as currently beneficially owned, if the person currently has the right to acquire the shares or the right to acquire the shares within sixty (60) days. Shares are also reported as beneficially owned, if the person has sole power, or shares the power, to vote or sell the shares.

(2)	Based on 15,047,500 shares of our Common Stock outstanding at January 13, 2015. Any securities not currently outstanding which are subject to options, warrants, rights to purchase or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)	Mr. Craig may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 1,395,000 shares held in his name and the 155,000 shares Mr. Craig has the right to acquire at any time pursuant to outstanding vested options. The amount listed does not include 555,000 shares subject to outstanding unvested options of Mr. Craig which cannot be exercised within sixty (60) days after January 13, 2015.

(4)	Mr. Song Jin may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 1,070,000 shares held in his name and the 455,000 shares Mr. Song Jin has the right to acquire at any time pursuant to outstanding vested options. The amount listed does not include 555,000 shares subject to outstanding unvested options of Mr. Song Jin which cannot be exercised within sixty (60) days after January 13, 2015.

(5)	Mr. Kindle may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 480,000 shares held in his name and the 125,000 shares Mr. Kindle has the right to acquire at any time pursuant to outstanding vested options. The amount listed does not include 100,000 shares subject to outstanding unvested options of Mr. Kindle which cannot be exercised within sixty (60) days after January 13, 2015.

(6)	Mr. Guo may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the 1,067,000 shares held in his name and the 30,000 shares Mr. Guo has the right to acquire at any time pursuant to outstanding vested options. The amount listed does not include 813,000 shares of Common Stock owned by business associates of Mr. Guo, to which Mr. Guo disclaims beneficial ownership.

(7)	Mr. Kostecki has the right to acquire 50,000 shares at any time pursuant to outstanding vested options.

(8)

Mr. Williams may be deemed to possess direct beneficial ownership of, and sole voting and dispositive power over, the following shares adding up to 670,904 shares: (a) 627,500 shares held in his name – these shares consist of 365,000 shares held in his name and 262,500 shares currently held by another shareholder which Mr. Williams has the right to receive upon request; and (b) 43,404 shares held in the IRA of Mr. Williams.

Mr. Williams may be deemed to possess indirect beneficial ownership of, and shared voting and dispositive power over, the following shares adding up to 1,367,666 shares: : (a) a warrant held by Jomada Partners, LP (“Jomada”) (for which Mr. Williams serves as general partner) to purchase 250,000 shares for $0.90 per share; (b) 250,000 shares held in the name of Jomada; (c) 108,678 shares held by HWC (of which Mr. Williams is a managing member); (d) 713,988 shares held by Hawk Opportunity (of which Mr. Williams is a managing member of the general partner (HWC) of Hawk Opportunity’s general partner (Hawk Management)); (e) 40,000 shares held in the name of his wife, Claudie Williams; and (f) 5,000 shares held in the IRA of Claudie Williams.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since October 1, 2012, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years except as listed in this Item 13.

Exercises of Warrants.

On March 31, 2013, the Company received the exercise price of $0.30 per warrant for 125,000 warrants from Mr. Song Jin, currently our President and, at the time, a member of our Board.

Sale of Coal to Gas (CTG) Technology

On February 21, 2014 the Company sold its CTG technology to Star Holding (U. K.) Ltd., which is controlled by Mr. Guangwei Guo, a member of our Board. Mr. Guo also controls the Company's China licensee. The primary terms of the sale were that Mr. Guo transferred back to the Company 600,000 shares of the common stock of the Company, par value $0.0001 per share (the “Common Stock”) that Mr. Guo previously owned. Mr. Guo terminated the Company's obligation to maintain a registration statement for resale of the remaining 1,851,666 shares of Common Stock Mr. Guo and his business associates still own.  The Company retains an exclusive license to rights in the United States to the CTG technology that was sold.  Although the Company retains a license in the United States, the Company lacks financial resources to begin any United States CTG projects and is not currently in negotiations with any prospective partners or sub-licensees.

Lease of Office from Director.

Starting in May 2014, the Company has rented approximately 2,900 square feet of office space in Sheridan, WY from Mr. Robin Kindle, one of our officers, on a month to month basis, for $1,120 per month.

Consulting Services Agreement with Director

On March 15, 2014, the Company entered into a consulting agreement with Jomada (for which Scott Williams serves as general partner). In April 2014, the Company issued 250,000 restricted shares of the Company’s common stock and a warrant for 250,000 shares as compensation for the consulting services. Additionally, at such time as the Company is in the financial position to do so, the Company shall pay a monthly retainer of $5,000 and a monthly expense allowance of $1,200.

Equipment Lease Agreement with Director

On September 15, 2014, the Company entered into an Equipment Lease Agreement with Water Equipment Leasing, LLC, an entity partially owned by Scott Williams, a member of our Board. In connection with the Equipment Lease Agreement, 100,000 shares of the Company’s common stock with a face value of $50,000 ($.50/share) were granted to each of Mr. Williams and Mr. Callan. Mr. Callan is a related party to the Company and is also an owner of Water Equipment Leasing, LLC. The Equipment Lease Agreement calls for monthly payments of $4,900 for a period of three years with interest at a rate of 10.86% per annum. In lieu of cash payments, the Lessor will accept 15,000 shares of the Company’s common stock per month. On December 16, 2014, the Equipment Lease Agreement was amended to clarify the frequency of the stock grants in lieu of cash payments. It was agreed that the stock grants will be made on a semiannual basis with the first grant due by March 15, 2015. During the term of the lease, the lessor will retain title to the equipment. Title will transfer to the Company upon completion of the lease payments.

Director Independence

Except for Paul Kostecki, all the current members of our Board are either officers or major shareholders of the Company or both. Our Board follows the standards of independence established under the NASDAQ rules. Mr. Kostecki is the only current Member of our Board that is independent. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board in determining whether any directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2014 and 2013, audit fees were approximately $56,852 and $61,449, respectively, for professional services rendered for the audit and review of our financial statements .

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2014 and 2013.

Tax Fees

For the Company’s fiscal year ended September 30, 2014 and 2013, we paid approximately $3,900 and $3,950, respectively, to the Company's auditors for preparation and review of the Company's tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2014 and 2013.

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

We did not have an audit committee until April 23, 2013. Prior to that date, our entire Board pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire Board or the audit committee after it was formed. No services were performed before or without approval.

See Item 10 "Directors, Executive Officers, and Governance" of this Report for a description of our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on July 28, 2008.

3.1.2	Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1.2 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2009.

3.2	Amended and Restated Bylaws (as of March 28, 201) incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 2011 (“the April 2011 8-K”.

4.1	Warrant to Purchase Common Stock dated December 11, 2009 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2009.

10.1	Technology and Intellectual Property Purchase Agreement dated as of March 28, 2011 by and between Robert H. Craig, Song Jin, Robin Kindle, Jon Larsen and Anhui Lu; and the Company incorporated by reference to Exhibit 99.1 to the April 2011 8-K.

10.2	Warrant for One Million Shares of Common Stock of the Company, dated as of March 28, 2011, issued to Robert H. Craig incorporated by reference to Exhibit 99.2 to the April 2011 8-K.

10.3

Lock-Up and Installment Re-Sales Restriction Agreement dated as of March 28, 2011 between and among Company and Robert H. Craig, Song Jin, Robin J. Kindle, Jon Larsen and Anhui Lu incorporated by reference to Exhibit 99.3 to the April 2011 8-K.

10.4	Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robert H. Craig incorporated by reference to Exhibit 99.4 to the April 2011 8-K.

10.5	Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Song Jin incorporated by reference to Exhibit 99.5 to the April 2011 8-K.

10.6	Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Robin Kindle incorporated by reference to Exhibit 99.6 to the April 2011 8-K.

10.7	Employment and Non-Competition Agreement dated as of April 1, 2011 between the Company and Jon Larsen incorporated by reference to Exhibit 99.7 to the April 2011 8-K.

10.8	Subscription Agreement between the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference to Exhibit 99.8 to the April 2011 8-K.

10.9	Lock-Up And Installment Re-Sales Restriction Agreement as of March 28, 2011 between and among the Company and San Ding Jiu Yuan Beijing Venture Investment Company and its General Partner Peng Min incorporated by reference to Exhibit 99.9 to the April 2011 8-K.

10.10	Subscription Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference to Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011 (the “March 2011 10-Q”).

10.11	Lock-Up And Installment Re-Sales Restriction Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference to Exhibit 99.12 to the March 2011 10-Q.

10.12	Registration Rights Agreement dated as of May 13, 2011 between and among the Company and Peng Min, Guangwei Guo and Zhiqiang Siu incorporated by reference from Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 16, 2011.

10.13	2011 Equity Compensation Plan of the Company effective November 1, 2011 incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Year Ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011 (the “2011 10-K”).

10.14	Stock Option Award Agreement dated November 17, 2011 for Robert Craig incorporated by reference to Exhibit 10.15 to the 2011 10-K.

10.15	Stock Option Award Agreement dated November 17, 2011 for Song Jin incorporated by reference to Exhibit 10.16 to the 2011 10-K.

10.16	Stock Option Award Agreement dated November 17, 2011 for Robin Kindle incorporated by reference to Exhibit 10.17 to the 2011 10-K.

10.17	Stock Option Award Agreement dated November 17, 2011 for Guangwei Guo incorporated by reference to Exhibit 10.18 to the 2011 10-K.

10.18	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the Commission on February 14, 2012 (the “December 2011 10-Q”).

10.19	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Robert Craig pursuant to 2012 Technology Acquisition Equity Plan incorporated by reference to Exhibit 10.20 to the December 2011 10-Q.

10.20	Stock Option Award Agreement for 900,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference to Exhibit 10.21 to the December 2011 10-Q.

10.21	Stock Option Award Agreement for 150,000 option shares dated February 12, 2011 for Song Jin pursuant to 2012 Technology Acquisition Equity Plan incorporated by reference to Exhibit 10.22 to the December 2011 10-Q.

10.22

Stock Option Award Agreement for 275,000 option shares dated February 12, 2011 for Robin Kindle pursuant to 2012 to 2014 Performance Bonus Equity Plan incorporated by reference to Exhibit 10.23 to the December 2011 10-Q.

10.23

License Agreement effective April 2, 2012 between Next Fuel, Inc. and PT Enviro Energy, an Indonesian limited liability company incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 2012 (the “April 2012 8-K”).

10.25	Lock-up and Installment Re-Sale Restriction Agreements dated as of March 28, 2012 between the Company and Mr. Guangwei Guo incorporated by reference to Exhibit 99.4 to the April 2012 8-K.

10.26	Lock-up and Installment Re-Sale Restriction Agreements dated as of May 25, 2012 between the Company and seven individuals incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 8, 2012.

10.27

Registration Rights Agreement dated May 25, 2012 between the Company and seven individuals incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on June 8, 2012.

10.28	CTG Technology and Intellectual Property Transfer Agreement dated as of February 15, 2014 incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on February 26, 2014.

10.29

Integra Test and Intellectual Property Option Agreement dated as of April 29, 2014, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 2014.

10.30	Consulting Agreement with Jomada Partners, LLC, effective as of March 15, 2014. *

10.31	Subscription Agreement dated as of August 4, 2014, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 14, 2014.

10.32	Equipment Lease Agreement with Water Equipment Leasing, LLC, dated as of September 15, 2014, as amended December 16, 2014. *

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company's Amendment No.1 to its Annual Report on Form 10-K/A filed with the Commission on August 21, 2009.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1NS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Fuel, Inc.

Dated: January 13, 2015	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Craig	Chief Executive Officer and Chairman	January 13, 2015
Robert H. Craig	(principal executive officer)

/s/ Guangwei Guo	Director	January 13, 2015
Guangwei Guo

/s/ Paul Kostecki	Director	January 13, 2015
Paul Kostecki

/s/ R. Scott Williams	Director	January 13, 2015
R. Scott Williams

/s/ Robin Kindle	Chief Financial Officer (principal financial and principal accounting officer)	January 13, 2015
Robin Kindle

