Form 10-Q
period 2014-12-31
NEXT FUEL, INC.
filed 2015-02-23
CIK 1422949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of February 23, 2015: 15,347,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

December 31, 2014

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Next Fuel,” “NXFI,” and the “Company,” they refer to Next Fuel, Inc. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

NEXT FUEL, INC.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND AS OF SEPTEMBER 30, 2014

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2014 TO DECEMBER 31, 2014

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

PAGE	8 – 22	NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

Next Fuel, Inc.

Condensed Balance Sheets

ASSETS

	December 31, 2014	September 30, 2014
	(Unaudited)	*
Current Assets
Cash	$21,653	$192,044
Prepaid Expenses	9,429	12,017
Security Deposit	75,424	75,352
Total Current Assets	106,506	279,413

Equipment, net	595,731	624,522
Intangibles (Notes 1(G) and 2(B))	280,000	295,000
Lease Acquisition Costs, net	133,333	145,833

Total Assets	$1,115,570	$1,344,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$120,189	$88,613
Accounts payable and accrued expenses - related party	56,287	32,104
Accrued lease origination costs, including $0 and $50,000 due to a related party, respectively	0	150,000
Accrued stock award due to an executive officer	0	525,000
Current portion of lease payable (Note 5)	60,709	48,650
Total Current Liabilities	237,185	844,367

Lease Payable (Note 5)	89,291	101,350

Total Liabilities	326,476	945,717

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,047,500 and 13,997,500
issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	1,505	1,400
Additional paid-in capital	30,328,869	29,590,617
Accumulated deficit	(29,541,280)	(29,192,966)
Total Stockholders' Equity	789,094	399,051

Total Liabilities and Stockholders' Equity	$1,115,570	$1,344,768

  * Derived from audited financial statements.

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
Professional fees	$77,745	$192,564
Research and development costs	-	766
Salary Expense	103,636	179,845
General and administrative	162,837	98,962
Total Operating Expenses	344,218	472,137

Loss from Operations	(344,218)	(472,137)

Other Expenses
Interest Income	77	230
Interest Expense	(4,173)	-
Total Other Income/(Expense)	(4,096)	230

LOSS FROM CONTINUING OPERATIONS	(348,314)	(471,907)

LOSS FROM DISCONTINUED OPERATIONS	-	(111,080)

NET LOSS	$(348,314)	$(582,987)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.02)	$(0.04)
Discontinued Operations	-	(0.01)
Net Loss	$(0.02)	$(0.05)

Weighted average number of shares outstanding
during the year - Basic and Diluted	15,036,087	11,172,500

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statement of Changes in Stockholders' Equity

For the period from September 30, 2014 to December 31, 2014

(Unaudited)

	Common Stock		Additional		Total
			paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2014	13,997,500	1,400	29,590,617	(29,192,966)	399,051

Share based compensation expense			63,357		63,357

Common stock issued for services	1,050,000	105	674,895		675,000

Net loss for the three months ended December 31, 2014	-	-	-	(348,314)	(348,314)

Balance, December 31, 2014	15,047,500	$1,505	$30,328,869	$(29,541,280)	$789,094

See accompanying notes to unaudited condensed financial statements

Next Fuel, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Cash Flows Used In Operating Activities:
Net Loss from continuing operations	$(348,314)	$(471,907)
Net Loss from discontinued operations	-	(111,080)
Adjustments to reconcile net loss to net cash used in operations
Share based compensation - stock options	63,357	86,525
Depreciation and amortization expense	60,037	1,425
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,588	5,614
Increase in accounts payable and accrued expenses	31,576	15,850
Increase (decrease) in accounts payable - related parties	24,183	(4,588)
Cash flows from operating activities of discontinued operations	-	(382)
Net Cash Used In Operating Activities	(166,573)	(478,543)

Cash Flows Used in Investing Activities:
Purchase of Fixed Assets	(3,746)	-
Deposit on equipment	-	(100,000)
Security deposit	(72)	(47)
Net Cash Used In Investing Activities	(3,818)	(100,047)

Cash Flows From Financing Activities:	-	-

Net Decrease in Cash	(170,391)	(578,590)

Cash at Beginning of Year/Period	192,044	1,021,942

Cash at End of Year/Period	$21,653	$443,352

Supplemental disclosure of cash flow information:

None

Supplemental disclosure of non-cash investing and financing activities:

None

See accompanying notes to unaudited condensed financial statements

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring net losses from operations and earned minimal revenues since inception. The Company has a net loss of $348,314, and net cash used in operations of $166,573 for the three months ended December 31, 2014. Additionally, as of December 31, 2014, the Company had $21,653 in cash and cash equivalents and $326,476 in liabilities. As of February 18, 2015, our cash balance was approximately $100,000. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Due to the nature of current operations, and new license agreements and business activities (as described throughout the annual report and financial statements), the Company will require substantial funding to implement its new business operations, and it will need more financing than was previously required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability. There can be no assurances that the Company will be able to obtain financing or achieve profitability.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include estimated lives of equipment and intangible assets, valuation of equity based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and September 30, 2014, respectively, the Company had no cash equivalents.

(E) Loss Per Share

Basic net loss per common share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the three months ended December 31, 2014 and 2013 respectively, 250,000 and 0, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the three months ended December 31, 2014 and 2013 respectively, 976,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(F) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for furniture and equipment and expects a five-year useful life for the Integra Disk Filtration Units described below.

On October 30, 2013, the Company made an initial deposit of $100,000 in connection with a non-binding letter of intent for the purchase of Integra Disk Filtration Units and Technology. This system and technology will allow for the removal of solids from waste water streams and has applications across a multitude of industries. On April 29, 2014, the Company entered into an agreement to purchase the Integra Disk Filtration Units and Technology and has capitalized the deposit of $100,000 together with the remaining purchase price of $800,000 for a total cost of $900,000, of which $600,000 has been allocated to the physical assets and $300,000 to the intangible assets. $650,000 of the remaining purchase price was paid in cash on September 5, 2014. The balance of $150,000 was financed in the form of a three-year equipment lease (See Note (5)).

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

AS OF DECEMBER 31, 2014

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

The Company has no significant uncertain tax positions as of any date in the years ended September 30, 2014 or 2013 or as of December 31, 2014. The Company’s policy is to recognize accrued interest related to uncertain tax positions in interest expense, and to recognize tax penalties in operating expense. The Company made no provision for interest or penalties related to uncertain tax positions as of December 31, 2014. The Company files income tax returns in the U.S. federal jurisdiction. There are currently no federal or state income tax examinations underway, including all open tax years (2011 – 2014) for these jurisdictions.

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

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate fair value based on the short-term maturity of these instruments as of December 31, 2014 and September 30, 2014.

(L) Recent Accounting Pronouncements

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

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

(M) Discontinued Operations

In February 2014, the Company sold its CTG Technology to a related party and discontinued its operations outside the United States with respect to that technology. The technology was previously expensed as research and development and, therefore, there are no assets associated with the discontinued operations. There were no liabilities associated with the discontinued operations as of December 31, 2014 or September 30, 2014. There was no loss from discontinued operations for the three months ended December 31, 2014. Loss from discontinued operations for the three months ended December 31, 2013 was $111,080. There were no revenues from discontinued operations for the three months ended December 31, 2014 or 2013.

(N) Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation for discontinued operations. These reclassifications have no effect on previously reported net loss.

NOTE 2 EQUIPMENT, INTANGIBLES AND OTHER ASSETS

(A)	Equipment

At December 31, 2014 and September 30, 2014, equipment is as follows:

	December 31, 2014	September 30, 2014

Computer Equipment	$12,093	$15,755
Furniture & Equipment	17,653	15,153
Integra Disk Filtration Units	600,000	600,000
Vehicles	21,000	21,000
Less accumulated depreciation	(55,015)	(27,386)

	$595,731	$624,522

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

Depreciation expense for the three months ended December 31, 2014 and 2013 was $32,537 and $1,425 respectively.

(B)	Intangibles

On April 29, 2014, the Company entered into an agreement to purchase existing patents and trademarks related to the Integra Disk Filtration Units previously described. On September 5, 2014, the purchase was completed. The acquisition of the patents and trademarks will allow the Company to produce additional units should the future need arise. The patents and trademarks have been valued at $300,000 and have been capitalized as intangible assets with a useful life of five years. Amortization expense for the three months ended December 31, 2014 was $15,000. Future amortization expense is as follows:

Fiscal year ending September 30
2015	$45,000
2016	60,000
2017	60,000
2018	60,000
2019	55,000

$280,000

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(C)	Other Current Assets

On November 6, 2012, the Company purchased a two-year Certificate of Deposit in the amount of $75,000 to be held as security for the issuance of Company credit cards. The Certificate of Deposit matured and was renewed on November 6, 2014 with a current interest rate of .15%. Interest earned and accumulated for the three months ended December 31, 2014 and 2013 was $72 and $47, respectively. As of December 31, 2014, the balance owed on the Company credit cards secured by the Certificate of Deposit was $62,095.

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

On August 25, 2014, the Company granted 750,000 restricted shares of common stock ($.70/share) for services to an employee. On October 1, 2014, the Company issued these shares. The stock award was associated with acquiring a lease payment to complete the purchase of the Integra Disk Filtration System.

On April 1, 2014, the Company granted 1,475,000 restricted shares of the Company’s common stock, having a fair value of $1,991,250 ($1.35/share) on the grant date, for consulting services. On June 20, 2014, the Company issued these shares.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

(C)  Stock Warrants Issued for Services

On April 4, 2014, the Company granted 250,000 five year warrants having an exercise price of $0.90 per share. The warrants vest immediately.  The Company valued these warrants at their fair value using the Black-Scholes option pricing method.  The assumptions used were as follows:

Expected life:	5 years
Expected volatility:	118%
Risk free interest rate:	2.55%
Expected dividends:	0%

The following table summarizes all warrant grants as of December 31, 2014, and the related changes during the three months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2014	250,000	$0.90
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at December 31, 2014	250,000	$0.90
Warrants Exercisable at December 31, 2014	250,000	$0.90
Weighted Average Fair Value of Warrants Granted During 2014		$1.04

The following tables summarize information about stock warrants for the Company as of December 31, 2014:

December 31, 2014 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.90	250,000	4.25	$0.90	250,000	$0.90

There were no warrants as of December 31, 2013.

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

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

	Fiscal 2013 Employee Stock Options	Fiscal 2013 Non-Employee Stock Options	Fiscal 2014 Non-Employee Stock Options
Expected term (years)	3	8.8	5
Expected volatility	89.43%	89.43%	118% - 166%
Risk-free interest rate	.37%	1.55%	1.68% - 2.55%
Expected dividends	0	0	0

During the three months ended December 31, 2014 and 2013, the Company recognized compensation expense related to stock options of $63,357 and $86,525, respectively.

For the three months ended December 31, 2014, the Company recorded stock-based compensation expense of $23,645 related to vested employee stock options, $24,340 related to unvested employee stock options, $3,941 related to vested non-employee stock options, and $11,431 related to unvested non-employee stock options.

For the three months ended December 31, 2013, the Company recorded stock-based compensation expense of $22,319 related to vested employee stock options, $48,404 related to unvested employee stock options, $1,897 related to vested non-employee stock options, and $13,905 related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable. The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of December 31, 2014, and changes during the three months then ended is presented below:

	Three Months Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value Per Share
Options outstanding at September 30, 2014	976,666	$2.16
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Options outstanding at December 31, 2014	976,666	$2.16	$(1.66)
Options exercisable at December 31, 2014	641,666	$2.80	$(2.30)

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

Changes in the Company’s unvested options for the three months ended December 31, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested options at September 30, 2014	425,002	$1.68	$.97
Options granted	-	-	-
Options vested	(90,002)	4.37	1.80
Options cancelled	-	-	-
Non-vested options at December 31, 2014	335,000	$0.96	$0.75

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	1.88	$4.68	75,000	$4.68
4.25	185,000	6.88	4.25	185,000	4.25
4.20	10,000	6.88	4.20	10,000	4.20
4.09	16,666	7.12	4.09	16,666	4.09
1.71	340,000	6.88	1.71	255,000	1.71
1.10	100,000	4.23	1.10	100,000	1.10
.70	250,000	4.65	.70	-	.70
Totals	976,666	5.66	$2.16	641,666	$2.80

NOTE 5 COMMITMENTS

On September 15, 2014, the Company entered into an agreement to lease equipment for a total of $150,000 plus 300,000 shares of the Company’s common stock. The lease calls for monthly payments of $4,900 for a period of three years with interest at a rate of 10.86% per annum. In lieu of cash payments, the Lessor will accept 15,000 shares of the Company’s common stock per month. On December 16, 2014, the agreement was amended to clarify the frequency of the stock grants in lieu of cash payments. It was agreed that the stock grants will be made on a semiannual basis with the first grant due by March 15, 2015. During the term of the lease, the lessor will retain title to the equipment. Title will transfer to the Company upon completion of the lease payments. Future minimum principal payments on the lease as of December 31, 2014 are as follows:

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

On March 1, 2013, the Company entered into a 48 month operating lease agreement for office equipment beginning on April 1, 2013. The agreement calls for a monthly rental fee of $234. Lease expense related to this operating lease for the three months ended December 31, 2014 was $701. Future minimum lease payments as of December 31, 2014 are as follows:

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

Fiscal year ending September 30
2015	$2,104
2016	2,805
2017	1,403

$6,312

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

On May 1, 2014, the Company began renting office space on a month-to-month basis from a shareholder/employee for $1,120 per month. The total rent paid to the shareholder/employee during the three months ended December 31, 2014 was $3,360.

On February 15, 2014, the Company entered into an agreement with a shareholder/director and his associated company for the sale of the CTG Technology outside of the United States in exchange for return of 600,000 shares of the Company’s common stock (See Notes 2(B) and 3(E)).

On December 13, 2013, the Company paid its Board of Directors an aggregate amount of $15,000 for services.

On November 1, 2013, the Company entered into a month to month rental agreement with a director/shareholder for the use of a 5th Wheel Trailer by an employee for temporary lodging during field work. The rental agreement called for monthly rental payments of $1,200. This agreement terminated on January 31, 2014 and there were no payments to the related party for the three months ended December 31, 2014.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

On November 1, 2013, the Company entered into an agreement with a related party for consulting services. The agreement calls for a monthly retainer fee to be paid to the consultant of $5,000 and a monthly expense allowance of $500. The agreement shall terminate upon the completion of the services of the consultant or by either party upon 30 days’ notice. This agreement was terminated effective December 31, 2013 and a new agreement was entered into with this related party on March 15, 2014. In April, 2014, the Company issued 250,000 restricted shares of the Company’s common stock and 250,000 warrants as compensation for the consulting services. Additionally, at such time as the Company is in the financial position to do so, the Company shall pay a monthly retainer of $5,000 and a monthly expense allowance of $1,200. No payments were made to the related party for the three months ended December 31, 2014.

 NOTE 8 SUBSEQUENT EVENTS

On February 16, 2015, the Company issued 300,000 shares of common stock for $125,000 ($.4167/share).

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

Our History

We were organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc. Our stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") on June 11, 2008 under the trading symbol “CLLL.” We were not successful in raising sufficient capital to support a clinical trials business. On May 21, 2009, we changed our name to Next Fuel, Inc.

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

Recent Events

Recent events you should be aware of about our business include the following events:

Dr. Song Jin, our President, Chief Operating Officer, and Chief Technology Officer resigned all of his positions effective as of January 31, 2015.

Pursuant to a subscription agreement dated February 17, 2015, the Company sold Three Hundred Thousand (300,000) shares of the Company’s Common Stock for $0.4167 per share for an aggregate dollar amount of One Hundred Twenty Five Thousand dollars ($125,000) to two individuals ( the “Investors”). The Company received the $125,000 from the Investors on February 17, 2015.

Plan of Operation

Next Fuel is a provider of water consulting, filtration technology and services to the oil and gas industry, as well as other industrial water users in agriculture and food processing. Through its Integra Disc Filtration Units and Technology (the “INTEGRA Disc Filtration System”), Next Fuel offers solutions for low cost, high volume commercial water treatment. Next Fuel aims to be the leader and standard in disc filtration technology by continued innovation in enhancing the INTEGRA Disc Filtration System and developing new technologies. The Company believes the INTEGRA offers reduced maintenance expenses, longer run time and reduced labor expenses when compared to other filtration systems currently being used by industry. After a successful pilot test of the INTEGRA agricultural facility in Oregon, the Company is negotiating with operators in the Permian Basin in Texas to initiate a pilot program for oil and gas produced waters.

We are examining and testing various other technologies and services that are in various stages of development or are being investigated by us as targets for acquisition.  None has generated substantial revenue for us to date and we face substantial challenges in completing development or acquisition of these technologies and services businesses.  These technology and services include:

●	LPV technology to clean up water used in oil and natural gas production, including Frack drilling.

●	Carbon Dioxide to Product (CTP) technology that targets the emerging market of carbon footprint elimination.

Raising capital to introduce the INTEGRA Disc Filtration System to various markets and operators will be a primary objective of the Company for 2015.

Results of Operations

Comparison for the three months ended December 31, 2014 and 2013

Three months ended December 31, 2014

For the three months ended December 31, 2014, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months ended December 31, 2014 totaled $344,218. During the three months ended December 31, 2014, we had net interest expense of $4,096.

We had a net loss from continuing operations of $348,314 during the three months ended December 31, 2014.

We had no gain or loss from discontinued operations during the three months ended December 31, 2014.

This resulted in a net loss of $348,314 during the three months ended December 31, 2014.

Operating expenses from continuing operations for the three months ended December 31, 2014 included $103,636 for salary expense, $77,745 for professional fees and $162,837 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance, depreciation and amortization on the INTEGRA Disc Filtration System and the cost of the acquiring the system as well as travel and other expenses related to field tests of the INTEGRA Disc Filtration System.

Three months ended December 31, 2013

For the three months ended December 31, 2013, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months ended December 31, 2013 totaled $472,137. During the three months ended December 31, 2013, net interest income totaled $230.

We had a net loss from continuing operations of $471,907 during the three months ended December 31, 2013.

For the three months ended December 31, 2013, we had no revenues from discontinued operations.

We had a net loss from discontinued operations of $111,080 during the three months ended December 31, 2013 which was related to the Coal-to-Gas technology.

This resulted in a net loss of $582,987 during the three months ended December 31, 2013.

Operating expenses from continuing operations for the three months ended December 31, 2013 included $179,845 for salary expense, $766 for research and development costs, $192,564 for professional fees and $98,962 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance as well as travel and other expenses related to the acquisition and testing of the Integra Disk Filtration Units.

Capital Resources and Liquidity

As of December 31, 2014, we had $21,653 in cash and $326,476 of liabilities. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. However, because of the business activities described elsewhere in this report we will require substantially more funds to implement our new business during the next twelve months than we previously required.

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

Cash flows for Three Months ended December 31, 2014 and 2013

Net cash used in operating activities during the three months ended December 31, 2014 was $166,573 compared to $478,543 used in the three months ended December 31, 2013. Net cash flow used in investing activities during the three months ended December 31, 2014 was $3,818 compared to $100,047 used in the three months ended December 31, 2013. There was no cash provided by or used in financing activities during the three months ended December 31, 2014 or 2013. The following table summarizes our cash flows for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31,
	2014	2013
Net Cash Used In Operating Activities	$166,573	$478,543
Net Cash Used In Investing Activities	$3,818	$100,047
Net Cash Provided by Financing Activities	$0	$0
Decrease in Cash	$170,391	$578,590

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from royalty agreements as the royalties are earned. The Company recognizes revenue from the sale of the INTEGRA Disc Filtration System at the time the products are delivered and payment is received. The price is fixed and collection is reasonably assured. The Company recognizes revenue under service agreements when the services are complete and the Company has no remaining obligations under the agreements.

Our revenue model for license agreements may include different types of payments: (1) upfront license fees; (2) payments for technical support or other services; and (3) payments for barrel of water treated. Each license provides for one or more of these types of payments. Not every license we enter into is expected to include all these forms of payments.

We will recognize each type of revenue as follows:

(1) Upfront license fees – These payments will be recognized in accordance with the License Agreement and may be deferred over the term of the agreement or the period of the estimated benefit to the customer.

(2) Payments for technical support or other services - These payments will be recognized in accordance with the License Agreement and could be deferred until all work is complete.

(3) Payments for water treated. These payments will be recognized in accordance with the License Agreement and should be recognized when we process the water on site.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the three months ended December 31, 2014 and 2013 respectively, 250,000 and 0 shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the three months ended December 31, 2014 and 2013 respectively, 976,666 and 2,540,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in order to reduce diversity in the timing and content of footnote disclosure. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB and IFRS jointly issued ASU No. 2014-09. The amendments in this ASU provide substantial enhancements to the quality and consistency of how revenue is reported. The new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2016 and are to be applied retrospectively. Early adoption by public entities is not permitted. The Company is still analyzing the revenue recognition standard and related potential impact.

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08. The amendments in this ASU change the requirements for reporting discontinued operations including disposals of components of an entity. For public entities, the ASU is effective for the first interim or annual period beginning on or after December 15, 2014 and are to be applied prospectively. Early adoption is only permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2014 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, December 31, 2014, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. See Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the Commission on January 13, 2015 (the “2014 10-K”) and of this report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

Item 1A.     Risk Factors

The description of our business and finances and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those described below and in prior reports filed with the Commission.

You should carefully consider the risk factors in our 2014 10-K, together with all of the other information included in this report, before investing in our common stock. The risks and uncertainties described below encompass many of the risks that could affect our business and the value of our stock. Not all risks and uncertainties are described. Risks that we do not know about could occur and issues we now view as minor could become more important. If any of these risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We refer you to our 2014 10-K for detailed discussion of the primary risks associated with our business and our securities.  We believe these risks have not materially changed since we filed our 2014 10-K.  These developments may adversely impact our ability to enter into other license agreements, to generate revenue and raise capital at acceptable valuations, all of which increase the risks to our shareholders.

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

'Item 6.        Exhibits.

See Exhibit Index that follows the signature page of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT FUEL, INC.

Date: February 23, 2015	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2015	By:	/s/ Robin Kindle
Robin Kindle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.		Description

31.1 *		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

