Form 10-Q
period 2015-03-31
NEXT FUEL, INC.
filed 2015-06-24
CIK 1422949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-55165

NEXT FUEL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	35-2305768
(State or other jurisdiction of	(IRS Employee
incorporation or organization)	Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of June 23, 2015 15,662,500 shares of issued common stock.

NEXT FUEL, INC.

FORM 10-Q

March 31, 2015

INDEX

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Next Fuel,” “NXFI,” and the “Company,” they refer to Next Fuel, Inc. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEXT FUEL, INC.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2015 AND AS OF SEPTEMBER 30, 2014

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2014 TO MARCH 31, 2015

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

PAGE	5 – 12	NOTES TO CONDENSED FINANCIAL STATEMENTS

Next Fuel, Inc.

Condensed Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)	*
ASSETS
Current Assets
Cash	$26,134	$192,044
Prepaid Expenses	6,297	12,017
Security Deposit	75,452	75,352
Total Current Assets	107,883	279,413

Equipment, net	563,194	624,522
Intangibles (Notes 1(G) and 2(B))	265,000	295,000
Lease Acquisition Costs, net	120,833	145,833

Total Assets	$1,056,910	$1,344,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$150,144	$88,613
Accounts payable and accrued expenses - related party	89,059	32,104
Accrued lease origination costs, including $0 and $50,000 due to a related party, respectively	0	150,000
Accrued stock award due to an executive officer	0	525,000
Current portion of lease payable (Note 5)	73,099	48,650
Total Current Liabilities	312,302	844,367

Lease Payable (Note 5)	76,901	101,350

Total Liabilities	389,203	945,717

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,347,500 and 13,997,500 issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	1,535	1,400
Additional paid-in capital	30,669,498	29,590,617
Accumulated deficit	(30,003,326)	(29,192,966)
Total Stockholders' Equity	667,707	399,051

Total Liabilities and Stockholders' Equity	$1,056,910	$1,344,768

* Derived from audited financial statements.

See accompanying notes to unaudited condensed financial statements.

Next Fuel, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Operating Expenses
Professional fees	$219,049	$44,652	$296,794	$237,216
Research and development costs	-	-	-	766
Salary Expense	93,711	175,188	197,346	355,033
General and administrative	145,216	421,236	308,056	520,198
Total Operating Expenses	457,976	641,076	802,196	1,113,213

Loss from Operations	(457,976)	(641,076)	(802,196)	(1,113,213)

Other Expenses
Interest Income	29	136	107	367
Interest Expense	(4,098)	-	(8,271)	-
Total Other Income/(Expense)	(4,069)	136	(8,164)	367

LOSS FROM CONTINUING OPERATIONS	(462,045)	(640,940)	(810,360)	(1,112,846)

LOSS FROM DISCONTINUED OPERATIONS	-	(35,791)	-	(146,871)

NET LOSS	$(462,045)	$(676,731)	$(810,360)	$(1,259,717)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.03)	$(0.06)	$(0.05)	$(0.10)
Discontinued Operations	-	(0.00)	-	(0.01)
Net Loss	$(0.03)	$(0.06)	$(0.05)	$(0.11)

Weighted average number of shares outstanding during the year - Basic and Diluted	15,190,833	10,879,167	15,112,610	11,027,445

See accompanying notes to unaudited condensed financial statements.

Next Fuel, Inc.

Condensed Statement of Changes in Stockholders' Equity

For the period from September 30, 2014 to March 31, 2015

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	Deficit	Equity

Balance, September 30, 2014	13,997,500	1,400	29,590,617	(29,192,966)	399,051

Share based compensation expense			279,016		279,016

Common stock issued for cash	300,000	30	124,970		125,000

Common stock issued for services	1,050,000	105	674,895		675,000

Net loss for the six months ended March 31, 2015	-	-	-	(810,360)	(810,360)

Balance, March 31, 2015	15,347,500	$1,535	$30,669,498	$(30,003,326)	$667,707

See accompanying notes to unaudited condensed financial statements.

Next Fuel, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2015	2014
Cash Flows Used In Operating Activities:
Net Loss from continuing operations	$(810,360)	$(1,112,846)
Net Loss from discontinued operations	-	(146,871)
Adjustments to reconcile net loss to net cash used in operations
Share based compensation - stock options	279,016	161,970
Depreciation and amortization expense	120,074	2,850
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	5,720	5,533
Increase in accounts payable and accrued expenses	61,531	(17,067)
Increase (decrease) in accounts payable - related parties	56,955	302,724
Cash flows from operating activities of discontinued operations	-	(8,185)
Net Cash Used In Operating Activities	(287,064)	(811,892)

Cash Flows Used In Investing Activities:
Purchase of Fixed Assets	(3,746)	-
Deposit on equipment	-	(100,000)
Security deposit	(100)	(112)
Net Cash Used In Investing Activities	(3,846)	(100,112)

Cash Flows Provided By Financing Activities:
Common stock issued for cash	125,000	-
Net Cash Provided By Financing Activities	125,000	-

Net Decrease in Cash	(165,910)	(912,004)

Cash at Beginning of Year/Period	192,044	1,021,942

Cash at End of Year/Period	$26,134	$109,938

Supplemental disclosure of cash flow information:

Supplemental disclosure of non-cash investing and financing activities:

See accompanying notes to unaudited condensed financial statements.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain disclosures have been omitted for these interim financial statements. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. For a more comprehensive presentation of financial position and results of operations, please refer to our last annual report on Form 10-K for the fiscal year ended September 30, 2014.

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

(B) Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring net losses from operations and earned minimal revenues since inception. The Company has a net loss of $810,360, and net cash used in operations of $287,064 for the six months ended March 31, 2015. Additionally, as of March 31, 2015, the Company had $26,134 in cash and cash equivalents and $389,203 in liabilities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company will require substantial funding to implement its business operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability. There can be no assurances that the Company will be able to obtain financing or achieve profitability.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

(D) Loss Per Share

Basic net loss per common share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share reflects the potential dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted loss per share.  For the six months ended March 31, 2015 and 2014 respectively, 250,000 and 0, shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the six months ended March 31, 2015 and 2014 respectively, 1,171,666 and 946,666 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

(E) Discontinued Operations

In February 2014, the Company sold its CTG Technology to a related party and discontinued its operations outside the United States with respect to that technology. The technology was previously expensed as research and development and, therefore, there are no assets associated with the discontinued operations. There were no liabilities associated with the discontinued operations as of March 31, 2015 or September 30, 2014. There was no loss from discontinued operations for the three months or six months ended March 31, 2015. Loss from discontinued operations for the three months and six months ended March 31, 2014 was $35,791 and $146,871 respectively. There were no revenues from discontinued operations for the three months or six months ended March 31, 2015 or 2014.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(F) Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation for discontinued operations. These reclassifications have no effect on previously reported net loss.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On February 17, 2015, the Company issued 300,000 shares of common stock for $125,000 ($.4167/share).

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

(C)  Stock Warrants

The following table summarizes all warrant grants as of March 31, 2015, and the related changes during the six months then ended:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at September 30, 2014	250,000	$0.90
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2015	250,000	$0.90
Warrants Exercisable at March 31, 2015	250,000	$0.90
Weighted Average Fair Value of Warrants Granted During 2014		$1.04

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

The following tables summarize information about stock warrants for the Company as of March 31, 2015:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$0.90	250,000	4.00	$0.90	250,000	$0.90

NOTE 4	STOCK OPTIONS

On March 1, 2015, the Company granted options to an employee to purchase 100,000 shares of common stock at an exercise price of $1.40 per share. 50,000 shares vested immediately and 50,000 shares will vest after one year from the grant date.

On March 1, 2015, the Company granted options to a non-employee to purchase 250,000 shares of common stock at an exercise price of $1.40 per share. 125,000 shares vested immediately and 125,000 shares will vest after one year from the grant date.

The Company has valued the above options at their fair value using the Black-Scholes option pricing method. In addition to the exercise and grant date prices of the options, certain assumptions that were used to estimate the fair value of the stock option grants are listed in the following tables:

Fiscal 2015 Stock Options
Expected term (years)	10
Expected volatility	161%
Risk-free interest rate	2.08%
Expected dividends	0

During the six months ended March 31, 2015 and 2014, the Company recognized compensation expense related to stock options of $279,016 and $161,970, respectively.

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

For the six months ended March 31, 2015, the Company recorded stock-based compensation expense of $69,601 related to vested employee stock options, $29,195 related to unvested employee stock options, $149,257 related to vested non-employee stock options, and $30,963 related to unvested non-employee stock options.

For the six months ended March 31, 2014, the Company recorded stock-based compensation expense of $63,547 related to vested employee stock options, $74,644 related to unvested employee stock options, $6,618 related to vested non-employee stock options, and $17,161 related to unvested non-employee stock options.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable. The related expense is recognized when the performance commitment is reached.

A summary of the Company’s stock option plans as of March 31, 2015, and changes during the six months then ended is presented below:

	Six Months Ended March 31, 2015
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value Per Share
Options outstanding at September 30, 2014	976,666	$2.16
Options granted	350,000	1.40
Options expired	-	-
Options cancelled	(155,000)	2.94
Options outstanding at March 31, 2015	1,171,666	$1.83	$(0.93)
Options exercisable at March 31, 2015	746,666	$2.31	$(1.41)

Changes in the Company’s unvested options for the six months ended March 31, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested options at September 30, 2014	425,002	$1.68	$.97
Options granted	175,000	1.40	1.39
Options vested	(155,002)	3.25	1.48
Options cancelled	(20,000)	1.71	.96
Non-vested options at March 31, 2015	425,000	$0.99	$0.96

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

	Options Outstanding at March 31, 2015			Options Exercisable at March 31, 2015
		Remaining
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(In Years)	Price	Exercisable	Price
$4.68	75,000	1.64	$4.68	75,000	$4.68
4.25	110,000	6.64	4.25	110,000	4.25
4.20	10,000	6.64	4.20	10,000	4.20
4.09	16,666	6.88	4.09	16,666	4.09
1.71	260,000	6.64	1.71	260,000	1.71
1.10	100,000	3.98	1.10	100,000	1.10
.70	250,000	4.40	.70	-	.70
1.40	350,000	9.93	1.40	175,000	1.40
Totals	1,171,666	6.60	$1.83	746,666	$2.31

NOTE 5	COMMITMENTS

On September 15, 2014, the Company entered into an agreement to lease equipment for a total of $150,000 plus 300,000 shares of the Company’s common stock. The lease calls for monthly payments of $4,900 for a period of three years with interest at a rate of 10.86% per annum. In lieu of cash payments, the Lessor will accept 15,000 shares of the Company’s common stock per month. On December 16, 2014, the agreement was amended to clarify the frequency of the stock grants in lieu of cash payments. It was agreed that the stock grants will be made on a semiannual basis with the first grant due by March 15, 2015. During the term of the lease, the lessor will retain title to the equipment. Title will transfer to the Company upon completion of the lease payments. Future minimum principal payments on the lease as of March 31, 2015 are as follows:

Fiscal year ending September 30
2015	$48,650
2016	50,256
2017	51,094

$150,000

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

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

NEXT FUEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 7	RELATED PARTY TRANSACTIONS

On May 1, 2014, the Company began renting office space on a month-to-month basis from a shareholder/employee for $1,120 per month. The total rent paid to the shareholder/employee during the six months ended March 31, 2015 was $6,720.

In April, 2014, the Company issued 250,000 restricted shares of the Company’s common stock and 250,000 warrants as compensation to a related party for the consulting services. Additionally, at such time as the Company is in the financial position to do so, the Company shall pay a monthly retainer of $5,000 and a monthly expense allowance of $1,200. No payments were made to the related party for the six months ended March 31, 2015.

NOTE 8	SUBSEQUENT EVENTS

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

On March 23, 2015, pursuant to the amendment to the Lease Agreement dated December 16, 2014, 105,000 shares were issued to each of Mr. Williams, David Callan, and CA Consulting Services for a total of 315,000 shares. The number of shares issued, however, was errant, as the total number should have been 105,000 or 35,000 each, pursuant to the amendment. The three certificates have recently been returned to the company for cancellation of the 315,000 shares and 105,000 shares will be reissued at 35,000 each per party. The cancellation has not yet been completed and the number of shares outstanding correctly reflects the 315,000 shares.

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

Our History

We were organized in the State of Nevada in August 2007 under the name Clinical Trials of the Americas, Inc. Our stock began trading on the Over-the-Counter Bulletin Board on June 11, 2008 under the trading symbol “CLLL.” We were not successful in raising sufficient capital to support a clinical trials business. On May 21, 2009, we changed our name to Next Fuel, Inc. and our symbol is now “NXFI.”

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

Next Fuel is a provider of water consulting, filtration technology and services to the oil and gas industry, as well as other industrial water users in agriculture and food processing. Through its INTEGRA Disc Filtration System, Next Fuel offers solutions for low cost, high volume commercial water treatment. Next Fuel aims to be the leader and standard in disc filtration technology by continued innovation in enhancing the INTEGRA Disc Filtration System and developing new technologies. The Company believes the INTEGRA Disc Filtration System offers reduced maintenance expenses, longer run time and reduced labor expenses when compared to other filtration systems currently being used by industry. After a successful pilot test of the INTEGRA Disc Filtration System in an agricultural facility in Oregon, the Company is negotiating with operators in the Permian Basin in Texas to initiate a pilot program for oil and gas produced waters.

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

Results of Operations

Comparison for the three months and six months ended March 31, 2015 and 2014

Three months and six months ended March 31, 2015

For the three months and six months ended March 31, 2015, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and six months ended March 31, 2015 totaled $457,976 and $810,360, respectively. During the three months and six months ended March 31, 2015, we had net interest expense of $4,069 and $8,164, respectively.

We had a net loss from continuing operations of $462,045 during the three months ended March 31, 2015 and $802,196 during the six months ended March 31, 2015. This reduction in losses when compared to the same period for the previous year reflects a reduction in staff , less travel and fewer operations while the company has focused solely on water filtration.

We had no gain or loss from discontinued operations during the three months or six months ended March 31, 2015.

This resulted in a net loss of $462,045 during the three months ended March 31, 2015 and a net loss of $810,360 during the six months ended March 31, 2015.

Operating expenses from continuing operations for the three months ended March 31, 2015 included $93,711 for salary expense, $219,049 for professional fees and $145,216 for general and administrative expenses. Operating expenses from continuing operations for the six months ended March 31, 2015 included $197,346 for salary expense, $296,794 for professional fees and $308,056 for general and administrative expenses. Our expenses were less than for the same period the previous year as the company changed its business model and entered the water filtration industry. Operations were primarily conducting or targeting areas to pilot test our newly acquired water filtration systems. Most of the professional fees and expenses were for financial reporting compliance, depreciation and amortization on the INTEGRA Disc Filtration System and the cost of the acquiring the system as well as travel and other expenses related to field tests of the INTEGRA Disc Filtration System.

Three months and six months ended March 31, 2014

For the three months and six months ended March 31, 2014, we had no revenue from continuing operations.

Operating expenses from continuing operations for the three months and six months ended March 31, 2014 totaled $641,076 and $1,113,213, respectively. During the three months and six months ended March 31, 2014, net interest income totaled $136 and 367, respectively.

We had a net loss from continuing operations of $640,940 during the three months ended March 31, 2014 and $1,112,846 during the six months ended March 31, 2014.

For the three months and six months ended March 31, 2014, we had no revenues from discontinued operations.

We had a net loss from discontinued operations of $35,791 during the three months ended March 31, 2014 and $146,871 during the six months ended March 31, 2014, which was related to the Coal-to-Gas technology.

This resulted in a net loss of $676,731 during the three months ended March 31, 2014 and $1,259,717 during the six months ended March 31, 2014.

Operating expenses from continuing operations for the three months ended March 31, 2014 included $175,188 for salary expense, $44,652 for professional fees and $421,236 for general and administrative expenses. Operating expenses for the six months ended March 31, 2014 included $355,033 for salary expense, $766 for research and development costs, $237,216 for professional fees and $520,198 for general and administrative expenses. Most of the professional fees and expenses were for financial reporting compliance as well as travel and other expenses related to the acquisition and testing of the INTEGRA Disc Filtration System. Layne allowed the Company to do initial testing on one unit of the INTEGRA Disc Filtration System once the Company gave its deposit on November 14, 2013.

Capital Resources and Liquidity

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. As of March 31, 2015, we had $26,134 in cash and $389,203 of liabilities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company will require substantial funding to implement its business operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to obtain additional operating capital through equity or debt financing, and attain profitability. There can be no assurances that the Company will be able to obtain financing or achieve profitability.

Cash flows for Six Months ended March 31, 2015 and 2014

Net cash used in operating activities during the six months ended March 31, 2015 was $287,064 compared to $811,892 used in the six months ended March 31, 2014. Net cash flow used in investing activities during the six months ended March 31, 2015 was $3,846 compared to $100,112 used in the six months ended March 31, 2014. Net cash provided by financing activities during the six months ended March 31, 2015 was $125,000. There was no cash provided by or used in financing activities during the six months ended March 31, 2014. The following table summarizes our cash flows for the six months ended March 31, 2015 and 2014:

	For the Six Months Ended March 31,
	2015	2014
Net Cash Used In Operating Activities	$287,064	$811,892
Net Cash Used In Investing Activities	$3,846	$100,112
Net Cash Provided by Financing Activities	$125,000	$0
Decrease in Cash	$165,910	$912,004

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

Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and September 30, 2014, the Company had no cash equivalents.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflected the potential dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For the six months ended March 31, 2015 and 2014 respectively, 250,000 and 0 shares issuable upon the exercise of warrants were not included in the computation of loss per share because their inclusion is anti-dilutive. For the six months ended March 31, 2015 and 2014 respectively, 1,171,666 and 946,666 shares issuable upon the exercise of stock options were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2015 we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our controls to ensure that the accounting department has adequate training and experience for public company external reporting was not adequate. On April 23, 2013, the Company formed an Audit Committee to oversee the financial reporting process, but the Audit Committee does not have a charter and not all members meet regulatory standards for independence and financial expert experience. Accordingly, based on these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, March 31, 2015, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. See Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Commission on January 13, 2015 (the “2014 10-K”) and of this report for a description of issues that we have identified as having the highest risks for our becoming involved in litigation or regulatory proceedings.

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

On September 15, 2014, the Company entered into an Equipment Lease Agreement with Water Equipment Leasing, LLC (the “Lease Agreement”), an entity partially owned by Scott Williams, a member of our Board of Directors. In connection with the Equipment Lease Agreement, 100,000 shares of the Company’s common stock with a face value of $50,000 ($.50/share) were granted to each of Mr. Williams and Mr. Callan. Mr. Callan is a related party to the Company and is also an owner of Water Equipment Leasing, LLC. The Equipment Lease Agreement calls for monthly payments of $4,900 for a period of three years with interest at a rate of 10.86% per annum. In lieu of cash payments, the Lessor will accept 15,000 shares of the Company’s common stock per month. On December 16, 2014, the Equipment Lease Agreement was amended to clarify the frequency of the stock grants in lieu of cash payments. During the term of the lease, the lessor will retain title to the equipment. Title will transfer to the Company upon completion of the lease payments.

On March 23, 2015, pursuant to the amendment to the Lease Agreement dated December 16, 2014, 105,000 shares were issued to each of Mr. Williams, David Callan, and CA Consulting Services for a total of 315,000 shares. The number of shares issued, however, was errant, as the total number should have been 105,000 or 35,000 each, pursuant to the amendment. The three certificates have recently been returned to the company for cancellation of the 315,000 shares and 105,000 shares will be reissued at 35,000 each per party. The cancellation has not yet been completed and the number of shares outstanding correctly reflects the 315,000 shares.

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

NEXT FUEL, INC.

Date: June 24, 2015	By:	/s/ Robert H. Craig
Robert H. Craig
Chief Executive Officer
(Principal Executive Officer)

Date: June 24, 2015	By:	/s/ Robin Kindle
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

